Form 10-K
period 1995-12-31
UC NWIN SYSTEMS CORP /DE/
filed 1996-06-05
CIK 894049

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 COMMISSION FILE NUMBER 0-22954

                           UC'NWIN SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 N/A
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

            5601 NORTH POWERLINE RD., FORT LAUDERDALE, FLORIDA, 33309
               (Address of principal executive offices)(Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (954) 492-9797
- - --------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
- - -------------------                    -----------------------------------------

     N/A                                                 N/A


Securities registered pursuant to Section 12(g) of the

                                  Common Stock
                                (Title of Class)

     ----------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


YES      X        NO
       ----          ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $10,000,000 . This figure was arrived at by taking the average between the "bid" and "ask" price of the Common Stock on March 31, 1996 (a date within sixty days of filing) and multiplying this figure times the number of issued and outstanding shares held by non-affiliates on said date.

         NOTE. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumption reasonable under the circumstances, provided that the assumptions are set forth in this form.


APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.



                                       N/A



Yes____           No____



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date: 25,149,747 shares of Common Stock as of March 31, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE.


         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 23, 1980).

ITEM  1.  BUSINESS.

         The Registrant is engaged in the development, manufacture, sale and marketing of its UC'NWIN System, an in-store interactive informational solutions software program designed to be furnished to corporations in the US, UK, Europe and Asia, the system is delivered through interactive kiosks and websites on the Internet. Corporations use the registrant's software programs and delivery systems to disseminate catalogs, product information, promotional offers, to collect and collate consumer research data and provide a direct communications link with consumers. The software programs are designed to serve as sales driving, value added vehicles that will build consumer loyalty to manufacturer and retailer and thus increase overall sales. UC'NWIN's exclusive merchandising system is believed by management to provide a significant competitive advantage for participating retailers.

         The registrant through its wholly owned U.S. subsidiary, UC'NWIN Systems, Inc., has licensed the worldwide rights (except for the United States) to Winners All Ltd., to manufacture or lease the UC'NWIN system. By agreement dated December, 1994 and as subsequently amended in June, 1995, the registrant through its wholly owned U.S. subsidiary, UC'NWIN Systems, Inc. and Winners All Ltd. (a wholly owned subsidiary of Winners All International, Inc.) created WIN Network, LLC., ("WinNet") a limited liability company, registered under the laws of the State of New York, to exploit the UC'NWIN system. The registrant and Winners All Ltd. contributed the tangible and intangible rights to the UC'NWIN System (other than those sub-licensed to Winners All Asia Pacific) with the registrant owning 51% of WinNet and Winners All Ltd. owning the remaining 49%.

         Reference is made to Item 1, pages 1-14 of Form 10 of the registrant, as amended, SEC File # 0-22954, for full information concerning the registrant's entire business history, which is incorporated herein by reference.

                               RECENT DEVELOPMENTS

         The Board of Directors of registrant and the Board of Directors of Winners All International, Inc., a Delaware corporation the shares of which are traded on NASD Bulletin Board, ("Winners All") announced an agreement in principle to combine the two companies on the basis of one share of common stock of Winners All to be issued to registrant's shareholders for each outstanding share of common stock of registrant. Winners All (NASD (BB)-"WINA") is the parent of Winners All Ltd., the licensee of the worldwide rights (except for the United States) for the registrant's UC'NWIN Systems. The joint announcement cited a reduction of overhead expenses, combining of research and development costs and the elimination of inter-company license fees as significant factors contributing to the decision to combine. The proposed merger did not take place at that time but negotiations have continued.

         Under an agreement made as of December 1, 1994, and as subsequently amended in June 1995, the registrant's subsidiary, UC'NWIN Systems, Inc. (the "Subsidiary") and Winners All Ltd. (an Isle of Jersey corporation all the shares of which are owned by Winners All) formed WIN Network, LLC ("WinNet") a limited liability company under the laws of the State of New York to minimize operation costs and maximize the exploitation of the UC'NWIN System. The Subsidiary and Winners All Ltd. contributed the tangible and intangible rights to the UC'NWIN System (other than those sub-licensed to Winners All Asia Pacific) the Subsidiary owns 51% of WinNet with Winners All Ltd. owning the remaining 49%. Winners All Ltd. has agreed to contribute to WinNet upto $5,000,000 of capital of which $3,182,000 has been received. These contributions started being funded in January 1995.

         In December 1995, the registrant acquired 5,825,000 shares of common stock of Winners All, or 41% of the outstanding common stock, these shares of common stock were acquired by issuing one share of common stock of the registrant for four shares of common stock of Winners All. At March 31, 1996 the market price of such stock was $0.09 per share. In January, 1996, the Company acquired another 825,000 shares of common stock in Winners All International, Inc. for 206,250 shares of common stock in the Company.

         The Joint Venture is governed by a four member executive committee consisting of three representatives of the Subsidiary who are directors of the Subsidiary and one representative of Winners All, Ltd. who is a director of Winners All. A management committee of four (consisting of four members of the executive committee) shall manage day to day operations. The executive committee serves at the pleasure of and is accountable to the members of the Joint Venture (the Subsidiary and Winners All Ltd.) and is elected by the unanimous vote of the members.

         During March 1995, WinNet had commenced the placement of 137 kiosks for a joint promotion with Shell Oil Company. The promotion included planning and advertising for multiple household name products on behalf of manufacturers. WinNet has since received a strong interest from such advertisers for continuing similar promotional efforts for a fee. WinNet is aggressively pursuing signing advertising contracts with these manufacturers and other interested parties. Additionally, WinNet has received significant interest in supplying kiosks and software programs for a proprietary system and networks under long term lease contracts. Additional promotional efforts are being negotiated with multi-national companies in the United Kingdom and Europe for the use of the UC'NWIN system. Aside from Royalty income of $531,346 and $583,332 for the years ended December 31, 1994 and 1993 respectively, the registrant has not generated any other revenues from the UC'NWIN System. Such royalty revenues have ceased pursuant to the WinNet agreement as above indicated. Also, WinNet has initiated discussions with financial institutions to secure financing for the manufacturing of kiosks related to the leasing of proprietary systems and networks.

         WinNet has retained counsel to research the legal implications surrounding WinNet's purchases of Common Stock in Winners All International, Inc.

ITEM 2.  PROPERTIES

         Neither the registrant nor the subsidiary owns any real estate. The subsidiary presently leases 4,000 square feet of office and warehouse space at Powerline Business Center, 5601 Powerline Road, Unit 403-404, Fort Lauderdale, Florida 33309, from which the Subsidiary and WinNet operate. The lease is for five years, terminating December 1996 at an annual rental of $39,700. An additional 2,200 square feet at 5601 Powerline Road, Unit 306 is presently leased as additional warehouse space for a period of two years terminating February 1997, at an annual rental of $20,000. There are twelve offices and 2,400 square feet of warehouse space at the Powerline Business Center location in Fort Lauderdale.

ITEM 3.  LEGAL PROCEEDINGS

(1) On January 18, 1996 Jerome Schulman ("Schulman"), sued the registrants wholly owned subsidiary, UC'NWIN Systems, Inc., ("the Company"), as well as Lynx Development Corporation ("Lynx"), in the United States District for the Southern District of Florida. The original action was dismissed by the Court sua sponte, for failure to allege sufficient jurisdictional allegations. Thereafter on February 20th, 1996, Schulman refiled the action in the same Court. Schulman has brought a four count Complaint suing the company for fraud in the inducement, breach of promissory note and civil theft. Schulman has also sued Lynx separately for breach of guaranty of the promissory note. The Company and Lynx filed a motion to Dismiss and Motion to Strike which has been fully briefed by the parties and is pending before the Court. All of Schulman's claims are premised upon the alleged failure to pay a $200,000 promissory note upon maturity and failure to provide certain warrants and shares in the Company. No discovery has yet been conducted but the Company believes there are meritorious defenses and counter claims arising out of the conduct of Schulman in connection with his acquisition of Company stock. Also, the Company is exploring a method by which the claim can be amicably resolved.


(2) On March 22, 1996, Raymond Kalley, as Trustee of the EB Trust and the PB Trust, ("Plaintiff"), sued UC'NWIN Systems Corporation ("the Company") in the Southern District Court for the Southern District of Florida (Miami Division). In this five count Complaint, Plaintiff has sued the Company for an alleged violation of Section 18 of the Securities Act of 1934 (15U.S.C.78r). Plaintiff alleges that the Company acting singly and in concert, filed misleading reports under the Securities Exchange Act 1934, including without limitation, the filing of form 10-K. Plaintiff failed to identify which form 10-K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in the Company, from another shareholder in a private transaction unbeknown to the Company, for approximately $1,000,000, Plaintiff does not identify the damage that it allegedly incurred. The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects to file a Motion to Dismiss Plaintiff's Complaint no later than May 6, 1996.


(3) On April 17, 1995 AG Industries, ("Plaintiff"), sued Winners All International, Inc., ("Win"), and UC'NWIN Systems, Inc., ("the Company") for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the defendants' motion but the Court has not yet ruled on it. There has been no discovery and it is too early to evaluate this case.


(4) On January 9th, 1996 a former employee, ("the Plaintiff"), filed a Charge of Discrimination, ("Charge"), against UC'NWIN Systems, Inc. and Win Network LLC., ("the Company"), with the Equal Employment Opportunity Commission ("EEOC"). The Plaintiff voluntarily resigned her position with the Company in October 1995 and waited four months to file her claim. The Company has filed a statement of position denying the allegations of the Charge. At the present time, the EEOC is investigating the charge and will ultimately make determinations of "cause" or "no cause". At this time the Company is unable to predict the likelihood of a favorable or unfavorable result in this matter.


(5) On July 3rd, 1995 Brian A. Travis, an ex-officer of Win Network LLC and Winners All International, Inc. files an action against Win Network LLC to enforce a purported Employment Agreement which he claims was entered into between Win Network LLC and Mr Travis in which Mr Travis claims he is entitled to a ten year employment term with damages of $10,000,000. Mr Travis also sued Winners All International, Inc. as a purported guarantor. Win Network LLC is comprised of UC'NWIN Systems, Inc., a subsidiary of UC'NWIN Systems Corporation and Winners All Ltd, a subsidiary of Winners All International, Inc. On March 5th, 1996 both defendants filed a motion to dismiss the Travis action on the grounds that the purported Employment Agreement violated applicable provisions of the New York Limited Liability Corporation Law, the Win Network LLC Operating Agreement and the Winners All International, Inc. by-laws. Defendants motion is now pending before the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                                      (N/A)


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS.


                                      (N/A)

ITEM 6. SELECTED FINANCIAL DATA.

                             YEAR ENDED DECEMBER 31

- - ------------------------------------------------------------------------------------------------------------------------------
                OPERATING DATA               1995              1994             1993              1992               1991
- - ------------------------------------------------------------------------------------------------------------------------------
Revenue                                    $178,770         $531,346          $599,440             $0                $0
- - ------------------------------------------------------------------------------------------------------------------------------
Expenses                                 ($5,213,490)      ($1,523,709)     ($1,540,671)      ($1,359,326)           $0
- - ------------------------------------------------------------------------------------------------------------------------------
Other Income (Exp) Minority Interest      $1,460,799       $1,826,816            $0            $2,545,433         ($21,189)
- - ------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Operations             ($3,573,921)       $834,453         ($941,231)        $1,186,107         ($21,189)
- - ------------------------------------------------------------------------------------------------------------------------------
(Loss ) From Discontinued                     $0               $0            ($407,511)       ($1,792,544)       ($1,207,099)
- - ------------------------------------------------------------------------------------------------------------------------------
Operations
- - ------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                        ($3,573,921)       $834,453        ($1,342,742)       ($606,437)        ($1,228,288)
- - ------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per Share
- - ------------------------------------------------------------------------------------------------------------------------------
Income (Loss) From continuing               (-0.18)            0.04            (-0.05)            0.08               0.00
- - ------------------------------------------------------------------------------------------------------------------------------
Operations
- - ------------------------------------------------------------------------------------------------------------------------------
(Loss) From Discontinued                     0.00              0.00            (-0.02)           (-0.12)           (-0.09)
- - ------------------------------------------------------------------------------------------------------------------------------
Operations
- - ------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                           (-0.18)            0.04            (-0.07)           (-0.04)           (-0.09)
- - ------------------------------------------------------------------------------------------------------------------------------
Cash Dividends (1)                             0                0                 0                 0                 0
- - ------------------------------------------------------------------------------------------------------------------------------


                                AS OF DECEMBER 31


      BALANCE SHEET DATA            1995              1994              1993             1992             1991
- - -----------------------------------------------------------------------------------------------------------------
Current Assets                    $388,259        $3,240,980        $1,136,880       $2,755,021        $967,547
- - -----------------------------------------------------------------------------------------------------------------
Fixed Assets Net                 $1,506,831       $1,195,765         $160,039         $364,855         $123,500
- - -----------------------------------------------------------------------------------------------------------------
Total Assets                     $3,305,424       $4,740,111        $1,576,409       $3,184,896       $2,355,355
- - -----------------------------------------------------------------------------------------------------------------

(1) No dividends have been declared by the registrant to date.

(2) The aforementioned data has been restated to conform with U.S. GAAP since prior financial data was reported under Canadian GAAP.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.

         CURRENT OPERATIONS

         The registrant's business activity is designing, developing, marketing and producing hardware and software for a computerized inter-active media marketing program known as "The UC'NWIN System". It is the intention of management to lease these systems, or otherwise place systems in locations and obtain advertising revenues from a wide variety of businesses. In 1992, the registrant licensed the worldwide rights to manufacture and lease the UC'NWIN System, exclusive of the United States, to Winners All Ltd. ("WIN") a wholly owned subsidiary of Winners All International, Inc., which subsequently granted an exclusive sub-license for certain Pacific Rim countries to Winners All Asia Pacific. The registrant is continuing to market its UC'NWIN system, although, with the exception of royalties of $531,346 and $583,332, no leases or advertising revenues have been received for the year ended 1994 and 1993, respectively. In 1995 the Company received $178,770 of rental and service revenues relating to the UC'NWIN System.

         In December 1994, WIN and UC'NWIN Systems, Inc., a subsidiary of the registrant created Win Network, LLC ("WinNet"), a limited liability company to exploit the UC'NWIN System. WIN and UC'NWIN Systems, Inc. contributed to WinNet the tangible and intangible rights to the UC'NWIN System (other than those sub-licensed to Winners All Asia Pacific). WIN owns 49% of WinNet and UC'NWIN Systems, Inc. owns the remaining 51%. Since its formation, WinNet has lost $178,246 of which $90,905 has been shown as a loss of WIN. WIN has agreed to contribute upto $5,000,000 of capital to WinNet, of which $3,182,000 has been received, contributions started being funded in January 1995.

         WIN has ceased paying royalties pursuant to the WinNet arrangement.

         During March 1995, WinNet commenced the placement of 137 kiosks for a joint promotion with shell Oil Company, and during September 1995 WinNet commenced the placement of 35 kiosks for Ignis Ltd in the United Kingdom promoting Gallaher Tobacco products. WinNet has since received strong indications of interest from advertisers for continuing similar promotional efforts for a fee. WinNet is aggressively pursuing advertising contracts with these manufacturers and other interested parties. Additionally, the registrant is developing additional software programs and kiosk delivery systems in the United States for BellSouth Mobility, in the United Kingdom for Ignis Ltd. promoting Gallagher Tobacco, and Total Oil (GB) Ltd. and in Asia for Allied Domeq. WinNet has received income of $178,770 up to December 31, 1995 and is receiving significant interest from corporations in leasing software programs and kiosks for proprietary systems and networks under long term contracts i.e. contracts under which the manufacturer has exclusive rights to the program. Additional negotiations are being undertaken with multi-national companies in the United States, United Kingdom, Europe and Asia for the use of the UC'NWIN System.

         Aside from royalty income of $531,346 and $583,332 for the years ended December 31, 1994 and 1993 respectively, and the $178,770 in 1995 the registrant has not generated any other revenues from the UC'NWIN System. Such royalty revenues have ceased pursuant to the WinNet agreement as above indicated.

         The registrant recognized a gain on the WinNet arrangement of $1,739,475 pursuant to Staff Accounting Bulletin No. 68 "Accounting for sales of stock by a subsidiary", for the increase in the carrying value derived from the direct sale of equity in a subsidiary, of which Winners All Ltd. contributed capital of $3,182,075.

         Operating expenses, for the year ended December 31, 1995, of $5,213,490 increased by $3,689,781 from the prior year. Operating and administrative expenses increased to $3,534,208 for the year ended December 31, 1995 from $1,202,525 for the year ended December 31, 1994 primarily due to increased professional fees and the increased payroll and related benefit costs after the formation of the joint venture. Advertising and marketing costs increased to $512,449 for the year ended December 31, 1995 from $275,789 from the year ended December 31, 1994. Additionally, the registrant increased the research and development costs to $102,000 for the year ended December 31, 1995 from $0 for the year ended December 31, 1994 primarily to produce software programs to be delivered on the World Wide Web and the Internet.

         Operating expenses, for the year ended December 31, 1994, of $1,523,709 basically remained the same from the prior year. Operating and Administrative expenses increased to $1,202,522 for the year ended December 31, 1994 from $ 885,829 for the year ended December 31, 1993 primarily due to the increased payroll and related benefit costs before the formation of the Joint Venture and the write-down of inventory for $130,000. Professional fees remained the same; approximately $440,000. The registrant reduced the advertising and marketing costs to $275,789 for the year ended December 31, 1994 from $448,471 for the year ended December 31, 1993 due to the decreased use of advertising consultants. Additionally, the registrant eliminated research and development costs, primarily due to formation of WinNet.

         Operating expenses, for the year ended December 31, 1993, amounted to $2,336,371. Out of its total operating expenses, the registrant incurred expenses of $447,002 for professional fees, $843,764 for depreciation and amortization, $158,307 for research and development, and $448,471 for expenses involving promotion, introduction, marketing, feasibility analysis, and advertising costs relating to the marketability of the UC'NWIN Systems.

DISCONTINUED OPERATIONS

         Effective January 1992, Management decided to discontinue the operations of its former business activity of outbound automated telephone marketing and polling services. All associated costs of disposal have been reclassified as discontinued operations. During this period, restrictive legislation had the effect of causing the registrant to discontinue commercial advertising. During 1991 and 1990 the registrant made several unsuccessful attempts to sell the machines to overseas purchasers.

FINANCIAL CONDITION AND LIQUIDITY

         The registrant's working capital decreased to a $1,617,825 working capital deficiency, primarily due to the significant losses incurred during 1995. The Company has reduced its staff and overhead significantly in late 1995 and early 1996 to accommodate the limited working capital of the Company.

         The registrant's working capital liquidity improved at December 31, 1994 to $2,118,670 as opposed to $671,754 at December 31, 1993, primarily due to the recognition of a $3,182,750 capital contribution to WinNet by Winners All Ltd. These monies were received by March 20, 1995. The registrant has since spent the $3,182,950 for the funding of operations, the promotional (Shell) roll-out described earlier and the purchase of certain assets including kiosks. The registrant is actively pursuing various financing alternatives to fund operations and future expansion efforts, including additional funding pursuant to Winners All Ltd.'s agreement to fund the operations of WinNet and discussions with financial institutions to secure financing for the manufacturing of kiosks related to the sale or lease of proprietary systems.

         The registrant has continued merger negotiations with Winners All International, Inc. parent company of Winners All, Ltd. Winners All International, Inc.'s shares are traded on NASD (BB) under symbol "WINA". Although negotiations are continuing, no assurances can be given that such negotiations will result in a merger. Such a merger would minimize corporate overhead, administrative expenses and better utilize the working capital resources of the two companies for the promotion and development of the UC'NWIN System. The Company has acquired a 46% interest in Winners All International, Inc.

         At December 31, 1995 the cash position of the registrant increased to $14,304 from ($3,772).The change in cash is attributable to cash provided by operating activities of $178,770 and cash provided by financing activities of $2,000,000 including increase in debt.

         At December 31, 1994 the cash position of the registrant decreased to ($3,772) from $48,879. The change in cash is attributable to cash expended by operating activities of $2,017,649, cash provided by financing activities of $681,558 including increase in debt of $596,955 sales of equity of $84,603 and cash provided by investing activities of $1,283,490. The foregoing takes into account an increase of minority interest of $1,583,918, sale of investments of $800,569 and acquisition of capital assets of $1,100,997.

         At December 31, 1993 the cash position of the Company decreased to $48,879 from $1,100,071. The change in cash is attributable to cash provided by operating activities of $122,323, cash expended of $124,087 in financing activities including retirement of related party obligations of $257,710, sales of equity of $133,623 and cash expended of $894,033 in investing activities. The foregoing takes into account the acquisition of short-term investment of $300,509, acquisition of capital assets of $93,464, and the election by the registrant to exercise its stock option and acquire 400,000 shares of Winners All, Ltd. for $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements of the Registrant are set forth immediately following the signature page to this registration statement. See "Item 14 - Exibits, Financial Statement, Schedules, and Reports on Form 8-K" for index to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 12, 1996, the registrant having emigrated from Canada and become a Delaware corporation retained Mazars And Company, Certified Public Accountants, of 140 East 45th Street, New York to audit the financial statements of the registrant for the year ended December 31, 1995 and assist management and legal counsel in preparing the Form 10-K and the Management Discussion and Analysis.. Prior audits of the financial statements of the registrant had been completed by Iscove Gold & Glatt, Chartered Accountants, of 45 Clair Avenue West, Suite 200, Toronto, Oantario, Canada. At no time have their been any disagreements with Iscove Gold & Glatt on accounting or financial matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table and the notes thereto state the names and municipalities of residence of all directors and Executive Officers of the registrant, the respective offices of each, the term of office and period during which he served:

NAME (1)(2)(3)                OFFICE                    TERM                       DIRECTOR SINCE
- - --------------                ------                    ----                       --------------
*Ivan Thornley-Hall           Director,                 Until next                 March 10, 1983
  Toronto, Ontario, Canada    Vice President            Annual Meeting
                              and Chief                 of Shareholders
                              Financial Officer

*John Neilson (4)             President,                Until next                 May 12, 1995
  Fort Lauderdale             Director, Chief           Annual Meeting
  Florida, U.S.A              Executive Officer         of Shareholders
                              and President of
                              wholly-owned
                              subsidiary.

Lord Charles                  Director                  Until next                 December 21, 1994
Spencer Churchill (5)                                   Annual Meeting
London, England                                         of Shareholders

Eugene Tuma (6)               Director                  Until next                 December 21, 1995
Allison Park                                            Annual Meeting
Philadelphia, U.S.A.                                    of Shareholders

* Members of Audit Committee
                                     NOTES:

(1) On March 31, 1993 Ira Rubin and Shirley Pascoe resigned as officer and director and director of registrant, respectively.

(2) Leopold Cohen, a former officer and director died in August, 1994.

(3) Ian Medad resigned as an officer and director of registrant in August, 1994

(4) John Neilson succeeded the late Theodore Ruderman, who passed away April 20, 1995.

(5) Lord Charles Spencer Churchill succeeded the late Leopold Cohen as a director of the registrant.

(6) Eugene Tuma was elected to the board of directors December 21, 1995.

         LORD CHURCHILL, a member of the House of Lords, has been affiliated with Forte PLC of London, England, one of the world's largest hotel chains, since 1982 and is presently Vice-President of Sales and Marketing. EUGENE TUMA, is the President and Chief Executive Officer of Eugene Tuma & Associates, Inc. management consultants.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other Executive Officers during the fiscal years ended December 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                  ANNUAL COMPENSATION & LONG TERM COMPENSATION


          NAME AND       YEAR     SALARY ($)  BONUS ($)  SATION ($)  AWARDS ($)      STOCK     UNDERLYING     ALL OTHER
     PRINCIPAL POSITION                                                             OPTIONS     SECURITY       COMPEN-
                                                                                               PAYOUTS ($)     SATION
- - ------------------------------------------------------------------------------------------------------------------------
JOHN NEILSON             1995       72,000        0           0           0            0            0             0
- - ------------------------------------------------------------------------------------------------------------------------
President of the
- - ------------------------------------------------------------------------------------------------------------------------
subsidiary from
- - ------------------------------------------------------------------------------------------------------------------------
May 12, 1995 and
- - ------------------------------------------------------------------------------------------------------------------------
President of the
- - ------------------------------------------------------------------------------------------------------------------------
Company from Dec-
- - ------------------------------------------------------------------------------------------------------------------------
ember 1, 1995 to date
- - ------------------------------------------------------------------------------------------------------------------------
IVAN THORNLEY-HALL       1995      Note (5)       0           0           0            0            0             0
- - ------------------------------------------------------------------------------------------------------------------------
President until May 1,   1994      Note (5)       0           0           0         50,000          0             0
- - ------------------------------------------------------------------------------------------------------------------------
1993, Vice-President     1993      Note (5)       0           0           0         25,000          0             0
- - ------------------------------------------------------------------------------------------------------------------------
until August 18, 1994,
- - ------------------------------------------------------------------------------------------------------------------------
President until Dec-
- - ------------------------------------------------------------------------------------------------------------------------
ember 1, 1995 and
- - ------------------------------------------------------------------------------------------------------------------------
Vice-President and
- - ------------------------------------------------------------------------------------------------------------------------
Secretary thereafter
- - ------------------------------------------------------------------------------------------------------------------------
IAN MEDAD (1) (2)        1994       42,907        0        15,200         0         250,000         0          25,000
- - ------------------------------------------------------------------------------------------------------------------------
C.E.O. President of      1993       42,000        0        13,545         0         250,000         0             0
- - ------------------------------------------------------------------------------------------------------------------------
Company, Vice-
- - ------------------------------------------------------------------------------------------------------------------------
President of the
- - ------------------------------------------------------------------------------------------------------------------------
Subsidiary from May 1
- - ------------------------------------------------------------------------------------------------------------------------
1993 to August 18,
- - ------------------------------------------------------------------------------------------------------------------------
1994 Vice-President
- - ------------------------------------------------------------------------------------------------------------------------
of Company from
- - ------------------------------------------------------------------------------------------------------------------------
the April 15, 1992
- - ------------------------------------------------------------------------------------------------------------------------
LEOPOLD COHEN (3) (4)    1994          0          0           0           0            0            0             0
- - ------------------------------------------------------------------------------------------------------------------------
Chairman of the          1993      Note (3)    Note (4)   Note (3)        0            0            0         Note (4)
- - ------------------------------------------------------------------------------------------------------------------------
Company and
- - ------------------------------------------------------------------------------------------------------------------------
President of the
- - ------------------------------------------------------------------------------------------------------------------------
Subsidiary from March
- - ------------------------------------------------------------------------------------------------------------------------
23, 1993
- - ------------------------------------------------------------------------------------------------------------------------

(1) The Company entered into a four year consulting agreement with Olam Company Limited of Toronto, Ontario, Canada dated the 1st of May, 1993, pursuant to which Olam furnished the services of Ian Medad as Chief Executive Officer of the Company. Olam earned consulting fees from the Company at the rate of $6,000 (US) per month plus expenses. Mr. Medad resigned August 18, 1994 and received $25,000 (U.S.) in severance compensation.

(2) The Subsidiary provided a furnished apartment and a leased automobile. The aggregate value of such compensation in 1993 was $13,545 (U.S.) and in 1994 was $15,200 (U.S.)

(3)(a) Pursuant to an agreement dated November 8, 1991 as amended, between the Company, the late Leopold Cohen and Charles Bernhaut as Vendors, and the Subsidiary, the Subsidiary acquired from the Vendors all of their right, title and interest as inventors of the UC'NWIN System for a consideration of $123,500 (U.S.) cash and the issuance of 3,000,000 shares of the Company, 2,000,000 shares to Mr. Cohen and 1,000,000 to Mr. Bernhaut, upon satisfaction of certain earnings requirements by the Subsidiary. The earnings requirements were duly satisfied, the cash payment was completed on October 1,

1992 and the 3,000,000 shares were duly issued to Messrs. Cohen and Bernhaut in 1993 in the numbers above indicated.

(b) In addition to the foregoing, the agreement provided that Messrs. Cohen and Bernhaut should be employed by the Subsidiary on a "bonus and non-salaried position" for a period of ten years from the date of the UC'NWIN Agreement, and in the event that pre-tax profits as therein defined attributable to the UC'NWIN System equal or exceed $1,000,000 in any one or more years, Messrs. Cohen and Bernhaut collectively should receive annual bonuses equaling ten percent (10%) of the aggregate of such pre-tax profits. In pursuance of such provisions the sum of $249,000 U.S. was accrued in 1992 and duly paid in equal shares to Messrs. Cohen and Bernhaut.

(c) The above agreement has since been superseded by the Replacement Agreement dated May 25, 1994 which provides that in each of the ten annual fiscal years of the Subsidiary after the date of the new agreement, upon which the Subsidiary or its affiliates to successors as defined, earned net profits cumulatively of $10,000,000, the Subsidiary shall pay a 5% bonus to Messrs. Cohen and Bernhaut from the net profits for the fiscal year. Each bonus is subject to a $150,000 limit in any one fiscal year. Net profits are defined as annual pre-tax profits plus bonuses paid or payable to all executives and/or directors for the respective years. The foregoing rights are stated to be assignable in the event of death or incapacity of either Messrs. Cohen or Bernhaut. Leopold Cohen died on August 24, 1994, and his rights have devolved upon his heirs.

(4) Leopold Cohen and Robert Grindell were the owners of 65% of the outstanding shares of S.R.Information Solutions Inc., a private software company, which performed software services for the Subsidiary. In November, 1992, the Subsidiary purchased from Leopold Cohen and Robert Grindell (a) their 65% outstanding shareholder interests and (b) notes payable to Leopold Cohen in the aggregate amount of $157,700 U.S. for a purchase price consisting of (i) the sum of $2 cash and (ii) the promissory note of the Subsidiary in favor of Mr. Cohen in the amount of $157,700, which was duly paid in 1993.

(5) Ivan Thornley-Hall, President of the Company until May, 1993, Vice-President until August 18, 1994, President until December 1, 1995, and thereafter Vice-President and Secretary, has received no cash remuneration in his capacity as officer or director, but as Counsel renders legal accounts for fees and disbursements. Legal accounts for fees rendered for the years 1995, 1994 and 1993 were as follows:

                              1995 $ 68,261 (Cdn.)
                              1994 $ 92,180 (Cdn.)
                              1993 $108,426 (Cdn.)

AGGREGATE OPTIONS EXERCISED IN FISCAL YEARS 1993, 1994 AND 1995 AND FISCAL YEAR END OPTION.


         The following table sets forth information with respect to each exercise of stock options during the fiscal years ended December 31, 1995, 1994 and 1993 respectively by the named executive officers and employees of the Company and the Subsidiary, the option values and the dates on exercise, the number of shares covered by both exercisable and unexercisable options as of each fiscal year end. There was no activity in 1995.

- - ------------------------------------------------------------------------------------------------------------------------------------
                                             NUMBER OF SECURITIES UNDERLYING                         VALUE OF UNEXERCISED IN-THE-
                                         UNEXERCISED OPTIONS AT FISCAL YEAR END                     MONEY OPTIONS AT FISCAL YEAR-END
- - ------------------------------------------------------------------------------------------------------------------------------------
            NAME                 SHARES            VALUE            EXERCISABLE         NON          EXERCISABLE            NON
                               ACQUIRED ON        REALIZED                          EXERCISABLE                         EXERCISABLE
                                EXERCISE          NOTE (1)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                       1993
- - ------------------------------------------------------------------------------------------------------------------------------------
Ian Medad                        50,000          $245,000                0               0                0                  0
- - ------------------------------------------------------------------------------------------------------------------------------------
Ivan Thornley-Hall                  0                0                50,000             0            Note (2)               0
- - ------------------------------------------------------------------------------------------------------------------------------------
Ivan Thornley-Hall               25,000           $4,099                 0               0                0                  0
- - ------------------------------------------------------------------------------------------------------------------------------------
Ira Rubin                        35,000          $199,500                0               0                0                  0
- - ------------------------------------------------------------------------------------------------------------------------------------
Sylvia Blackwell                 10,000           $57,000                0               0                0                  0
- - ------------------------------------------------------------------------------------------------------------------------------------
Ian Medad                           0                0                250,000            0                0              $398,000
- - ------------------------------------------------------------------------------------------------------------------------------------

(1) Value is based on market value of the common stock at exercise date (for value realized) minus the option exercise price.

(2) Fiscal year-end quoted value of $227,500 was $10,000 less than aggregate exercise price.

The following table sets forth information as at December 31, 1993, 1994 and 1995 concerning individual grants of stock options made during the fiscal years to the named executive officers.

                                  INDIVIDUAL GRANTS                                  POTENTIAL REALIZABLE VALUE OR ASSUMED ANNUAL
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                            RATE OF STOCK APPRECIATION
- - ------------------------------------------------------------------------------------------------------------------------------------
            NAME         NUMBER OF            PERCENT OF          BASE PRICE       EXERCISE OR     5%      10%         GRANT DATE
- - ------------------------------------------------------------------------------------------------------------------------------------
                        SECURITIES          TOTAL OPTIONS          ($/X'S)         EXPIRATION                            PRESENT
- - ------------------------------------------------------------------------------------------------------------------------------------
                       OPTIONS/SAR'S        SAR'S GRANTED                             DATE                                VALUE
- - ------------------------------------------------------------------------------------------------------------------------------------
                        GRANTED ($)         UNDERLYING IN
- - ------------------------------------------------------------------------------------------------------------------------------------
                                           FISCAL YEAR (%)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                     1994
- - ------------------------------------------------------------------------------------------------------------------------------------
Ivan Thornley-Hall        50,000                 100%            $4.75 (Cdn.)     June 17 / 96      0    Note (4)     $4.75 (Cdn.)
- - ------------------------------------------------------------------------------------------------------------------------------------
President
- - ------------------------------------------------------------------------------------------------------------------------------------
Ian Medad (2)             200,000               88.90%           $5.01 (Cdn.)      Oct 21 / 95      0
- - ------------------------------------------------------------------------------------------------------------------------------------
C.E.O Company
- - ------------------------------------------------------------------------------------------------------------------------------------
Ivan Thornley-Hall        25,000                11.10%           $4.75 (Cdn.)      June 4 / 96      0               $4.75 (Cdn.)(3)
- - ------------------------------------------------------------------------------------------------------------------------------------
V.P. Company
- - ------------------------------------------------------------------------------------------------------------------------------------

(1) Market Price on date of grant was $4.75 per share. Fiscal year-end-value of $227,500 was $10,000 less than the aggregate exercise price for all shares subject to options.

(2) Mr. Medad resigned August 18, 1994 and his above option was cancelled.

(3) Exercised in full. (See "Aggregate Options Exercised in Fiscal Years 1993 and 1994 and Fiscal Year-End Option")

(4) No present potential realized value. Present market value $.75 U.S.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 31, 1996 with respect to persons who are of record or are known by the Company to be beneficial owners of more than 5% of its outstanding shares of common stock, and by directors and all officers and directors as a group. As of March 31, 1996 there were 25,149,747 shares of common stock outstanding.

TITLE & CLASS:    NAME & ADDRESS OF                                   AMOUNT & NATURE  PERCENT OF
- - --------------    -----------------                                   ---------------  ----------
                  THE BENEFICIAL                                      OF BENEFICIAL    CLASS:
                  --------------                                      -------------    ------
                  HOLDER:                                             OWNERSHIP:
                  -------                                             ----------

Common Stock      Trustees Of The Theodore                            1,350,000        5.61%
                  Ruderman Trust
                  190 Testiny Avenue
                  Bridgeport, CT 06606



Common Stock      Ivan Thornley-Hall                                  10,300           0.04%
                  555 Richmond Street, Suite 905
                  Toronto, Ontario, Canada MV5 3B1


Common Stock      Eugene Tuma                                         100,000          0.42%
                  3 Wagner Road, Allison Park,
                  PA 15101


Common Stock      Harvey Krauss                                       2,400,000        9.97%
                  605 Third Avenue
                  New York, NY 10158-0125
                  AND
                  Thomas M. Clark
                  California Federal Tower
                  2400 East Commercial Boulevard
                  Suite 820, Ft Lauderdale, Florida 33308
                  Trustees of the Breen Trust, Embassy Trust,
                  Fairway Trust, and The Ann R. Jonas Trust (1) (2)


Common Stock      International Explorers Ltd                         1,600,000        6.65%
                  c/o Hunter & Hunter
                  Huntlaw Building, Georgetown
                  Grand Cayman Island, BWI


Common Stock      Officers & Directors as a group                     110,300          0.46%
                  (4 persons)



Common Stock      Lauder International Ltd                            1,281,250        5.32%
                  P.O.Box 884
                  Grand Cayman Islands, BWI

- - ---------------------------------------------------------------------------------------------------------------------------------
               Trust                        Beneficiaries            Relationship to         Number Of           Percent of Class
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                        Management             Shares
- - ---------------------------------------------------------------------------------------------------------------------------------

- - ---------------------------------------------------------------------------------------------------------------------------------
Breen Trust                         Shirley Pascoe &                       None                600,000                2.49%
                                    Ellen Sue Goldberg
- - ---------------------------------------------------------------------------------------------------------------------------------
Embassy Trust                       Jane Von Szamwold                      None                600,000                2.49%
- - ---------------------------------------------------------------------------------------------------------------------------------
Fairway Trust                       Elizabeth Manus                      Note (1)              600,000                2.49%
- - ---------------------------------------------------------------------------------------------------------------------------------
The Ann R. Jonas Trust              Ann R. Jonas                           None                600,000                2.49%
- - ---------------------------------------------------------------------------------------------------------------------------------
Total:                                                                                        2,400,000               9.96%
- - ---------------------------------------------------------------------------------------------------------------------------------
Common Stock                        Officers & Directors As                                    110,300                0.46%
- - ---------------------------------------------------------------------------------------------------------------------------------
                                    A Group of (4 Persons)
- - ---------------------------------------------------------------------------------------------------------------------------------

(1) Messrs. Krauss and Clark are not related to management and do not own any stock beneficially. The beneficiaries of the four trusts are individuals, none of whom are related to any officers or directors of the Company, or its subsidiary, excepting as follows, and none of whose entitlements exceed 5% of the common stock outstanding. Sam Weiss, a member of the Executive Committee of the Joint Venture is the son of Elizabeth Manus, a beneficiary under the Fairway Trust. Reference is made to "Certain Relationships and Related Transactions" herein and to form 10 of registrant filed under SEC Registration Number 0-22954 for historical information surrounding the trusts, the family relationships of beneficiaries and former management which is incorporated herein by reference.


(2) The inter-family relationships of the beneficiaries are as follows:

(a) Shirley Pascoe is the sister of Allen Manus; she is also a former director of the registrant.

(b) Ellen Sue Goldberg is the daughter of Shirley Pascoe and niece of Allen
    Manus.

(c) Jane Von Szamwold is the daughter of Allen Manus.

(d) Elizabeth Manus, also known as Elizabeth Weiss, is the wife of Allen Manus.

(e) Ann R. Jonas is the adult daughter of Jane Von Szamwold and the granddaughter of Allen Manus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to agreement dated November 8, 1991, as amended by amending agreement dated August 14, 1992, between the late Leopold Cohen, a director and Chairman of the Corporation until his death on August 24, 1994 and Charles Bernhaut as Vendors, the Corporation and the Subsidiary, Impact Telemedia, Inc., (now UC'NWIN Systems, Inc.) as Purchaser (the "UC'NWIN Agreement) the Subsidiary acquired from the Vendors all of their right, title and interest as inventors of the UC'NWIN System for a consideration of $123,500 (US) cash and the issuance of 3,000,000 shares of the Corporation to be issued to the Vendors, 2,000,000 to Mr Cohen and 1,000,000 shares to Mr. Bernhaut, upon satisfaction of certain earnings requirements by the Subsidiary, namely, 1,500,000 shares to be issued upon the receipt by the UC'NWIN Division of the Subsidiary of $500,000 (US) in net earnings before taxes prior to February 5, 1994, and thereafter the additional 1,500,000 shares issuable upon receipt by the Subsidiary of net earnings of $0.24 per share for each of the $1,500,000 shares. The earnings requirements were duly satisfied, the cash payment was completed on October 1, 1992 and the 3,000,000 shares were duly issued to Messrs. Cohen and Bernhaut in 1993. At the date of execution of the UC'NWIN Agreement Mr. Cohen was not a director of the Corporation or the Subsidiary, having been first elected on March 23, 1993.

         In addition to the foregoing arrangement, the UC'NWIN Agreement provides that Messrs. Cohen and Bernhaut shall be employed by the Subsidiary on a "bonus and non-salaried position" for a period of ten years from the date of the UC'NWIN Agreement and that in the event that pre-tax net profits as therein defined attributable to the UC'NWIN System, equal or exceed $1,000,000 (US) in any one or more such years, Messrs. Cohen and Bernhaut collectively shall receive annual bonuses equalling 10% in the aggregate of such pre-tax profits. The foregoing rights are assignable in the event of death or incapacity of either Messrs. Cohen and Bernhaut. In pursuance of the foregoing provision, the sum of $249,000 (US) was accrued in 1992 and duly paid to Mr. Cohen in 1993. Mr. Cohen paid half that sum to Charles Bernhaut, the co-developer of the UC'NWIN System.

         By agreement dated May 25, 1994, between the Corporation, the Subsidiary and Messrs. Cohen and Bernhaut, the UC'NWIN Agreement has been declared terminated, to be replaced by a new agreement, (the "Replacement Agreement") which provides, among other things, that in each of the first ten annual fiscal years after the date of the new agreement, upon which the Subsidiary will pay a 5% bonus to Messrs. Cohen and Bernhaut from the net profits for the fiscal year. Each bonus is subject to a $150,000 limit in any one fiscal year. Net profits are defined as annual pre-tax profits plus bonuses paid or payable to all executives and or directors for the respective year.

         Reference is made elsewhere herein to "Business - Recent Developments" for information regarding the Joint Venture Agreement between registrant's subsidiary UC'NWIN Systems, Inc. and Winners All's subsidiary Winners All, Ltd.

         During the latter part of 1994, and again in 1995, a major shareholder of the registrant (a trust beneficiary), contacted Allen Manus who, on behalf of the shareholder, consulted with the registrant to ascertain, among other things, the state of operations and on-going funding, new developments in the registrant's business, the exit from Canada and the status of payment of obligations to and on behalf of registrant by the Joint Venture. On December 16, 1981, a permanent injunction was entered against Allen Manus (U.S. District Court, Southern District of New York, FED.SEC.L.REP. Dec. 16, 1981) for violations of the securities laws. Although Allen Manus is not an officer, director or shareholder of the Company, historically, he has been involved with the Company as disclosed herein. As of the date of this filing, Mr. Manus is not involved, either directly or indirectly with the operations of the Company. See "Security Ownership of Certain Beneficial Owners and Management" herein, and Form 10 of Registrant for further information concerning the history of registrant and the family relationships of Allen Manus to the registrant and its shareholders, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8K.


         (a)      FINANCIAL STATEMENTS:

         (i)      Report of Independant Accountants

         (ii) Consolidated Balance Sheets for the years ended, 1993, 1994 and 1995.

         (iii) Consolidated Statements of Loss and Deficit for years ended 1992, 1993, 1994 and 1995.

         (iv) Consolidated Statements of Changes in Financial Position for the years ended 1992, 1993, 1994 and 1995.

         (b)      EXHIBITS:

          1 Hereby incorporated by Reference to the Filing of the definitive proxy material of the Registrant on August 11, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UC'NWIN Systems Corporation



                                                By:  \s\  John Neilson
                                                     ----------------------
                                                John Neilson
                                                Director, President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                                             Title                          Date
 .            \s\       John Neilson               .         Director, President and        June 4, 1996
- - ---------------------------------------------------         Chief Executive Officer
John Neilson                                                Secretary



 .            \s\  Ivan Thornley-Hall               .        Director, Vice President       June 4, 1996
- - ----------------------------------------------------        and Chief Financial Officer
Ivan Thornley-Hall



 .            \s\ Eugene Tuma                       .        Director                       June 4, 1996
- - ---------------------------------------------------
Eugene Tuma

                                FORM 10K - ITEM 8
                           UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD.)
                          (A DEVELOPMENT STAGE COMPANY)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES






                                                                                                        Page
                                                                                                        ----
INDEPENDENT AUDITORS' REPORT - Mazars and Company, LLP                                                   1-2

INDEPENDENT AUDITORS' REPORT - Iscove, Gold & Glatt                                                       3

CONSOLIDATED BALANCE SHEET                                                                               4-5

CONSOLIDATED STATEMENT OF OPERATIONS                                                                     6-7

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                                            8

CONSOLIDATED STATEMENT OF CASH FLOWS                                                                      9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                              10-25


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                       LETTERHEAD OF MAZARS AND COMPANY LLP





                          INDEPENDENT AUDITORS' REPORT



Board of Directors
UC'NWIN Systems Corporation
(formerly known as UC'NWIN Systems, Ltd.)
Fort Lauderdale, FL.


We have audited the accompanying consolidated balance sheet of UC'NWIN Systems Corporation (formerly known as UC'NWIN Systems Ltd.), (a development stage company) as of December 31, 1995, and the related consolidated statements of stockholder's equity (deficit), operations, and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statement of operations or cash flows for the period January 1, 1992 (reorganization) to December 31, 1994, which has been included in cumulative operations from January 1, 1992 (reorganization) to December 31, 1995, although we have audited the combination of such amounts. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UC'NWIN Systems Corporation is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company has recorded the investment in Winners All International, Inc., which represents 41% of the public entity on the cost method (see Note 6), which should be recorded on the equity method in order to be in conformity with generally accepted accounting principles. Based on the July 31, 1995 financial statements of Winners All International, Inc., the investment in Winners All International, Inc., would be reduced by approximately $475,000 if the equity method were used to account for such investment after excluding the related investment in Win Network LLC which may have a significantly lower value.

In our opinion, except for the effect of not recording the investment in Winners All International, Inc. on the equity basis as discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UC'NWIN Systems Corporation as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has defaulted on debt payments, has a negative working capital of $1.6 million, and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.

As described in Note 20, the Company has been named in a number of lawsuits, many of which are potentially material. The ultimate outcome of the Company's aforementioned lawsuits can not be reasonably determined at the present time.










Certified Public Accountants
February 14, 1996 and
March 22, 1996 as to Note 20

                         LETTERHEAD OF ISCOVE GOLD & GLATT


                                AUDITORS' REPORT



To the Shareholders of
UC'NWIN SYSTEMS CORPORATION

We have audited the consolidated balance sheets OF UC'NWIN SYSTEMS CORPORATION (FORMERLY KNOWN AS UC'NWIN SYSTEMS LTD.) as at December 31, 1994 and the consolidated statements of shareholders' equity, income and deficit and changes in financial position for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations and the changes in its financial position for the years ended December 31, 1994 and 1993 in accordance with Canadian generally accepted accounting principles.




                                                           Chartered Accountants

Toronto, Ontario
March 20, 1995

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET





                                     ASSETS
                                     ------

                                                         DECEMBER 31,
                                                     1995           1994
                                                  ----------     ----------
CURRENT ASSETS:
     Cash                                         $   14,304     $     --
     Accounts receivable                              11,025           --
     Subscription receivable                         318,750      3,182,075
     Prepaid expenses                                 41,531         36,405
     Due from employees                                2,649           --
     Loan receivable                                    --           22,500
                                                  ----------     ----------

         Total current assets                        388,259      3,240,980

Furniture and Equipment-net                          167,047        162,635

Kiosks-net                                         1,339,784      1,033,130

Investment in Winners All International, Inc.      1,101,775           --

Intangible assets-net                                307,375        303,366

Deposits                                               1,184           --
                                                  ----------     ----------
                                                  $3,305,424     $4,740,111
                                                  ==========     ==========


                 See Notes to consolidated financial statements

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              DECEMBER 31,
                                                         1995              1994
                                                     ------------      ------------
CURRENT LIABILITIES:
     Payroll taxes payable and penalties             $    209,534      $       --
     Accounts payable                                     865,489           521,583
     Accrued expenses                                     200,439             3,772
     Notes payable                                        300,000            28,400
     Due to shareholders                                  243,965              --
     Loans payable-related party                          186,657           568,555
                                                     ------------      ------------

         Total current liabilities                      2,006,084         1,122,310

Minority interest                                            --           1,583,918

Commitments and contingencies


STOCKHOLDERS' EQUITY

     Common shares, $.01 par value, 60,000,000
       shares authorized 24,930,497 and
       20,074,247 shares issued and outstanding,
       respectively                                       249,305           200,742

     Additional paid-in capital                        14,257,308        11,466,493

     Accumulated deficit                              (13,207,273)       (9,633,352)
                                                     ------------      ------------

         Total stockholders' equity                     1,299,340         2,033,883

                                                     $  3,305,424      $  4,740,111
                                                     ============      ============

                 See Notes to consolidated financial statements

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              Jan. 1, 1992
                                            (reorganization)
                                               to Dec. 31,                 Years ending December 31,
                                                                           -------------------------
                                                  1995              1995              1994             1993
                                              ------------      ------------      ------------     ------------
Revenues:
     Services and rents                       $    178,770      $    178,770      $       --       $       --
     Royalties                                   1,114,678              --             531,346          583,332
     Other                                          16,108              --                --             16,108
                                              ------------      ------------      ------------     ------------
                                                 1,309,556           178,770           531,346          599,440
                                              ------------      ------------      ------------     ------------
Expenses:
     Operating and administrative                5,622,561         3,534,208         1,202,525          885,829
     Write-down of kiosk                           475,000           475,000              --               --
     Advertising and marketing                   1,236,709           512,449           275,789          448,471
     Research and development                      260,307           102,000              --            158,307
     Depreciation and amortization                 683,292           589,833            45,395           48,064
                                              ------------      ------------      ------------     ------------
                                                 8,277,869         5,213,490         1,523,709        1,540,671
                                              ------------      ------------      ------------     ------------

Other income (expenses)
     Proceeds from sale of
       worldwide rights                          2,660,000              --                --               --
     Increase in WinNet equity                   1,739,475              --           1,739,475             --
     Write-off of excess cost over
       net assets acquired                         (88,700)             --                --               --
     Minority interest                           1,671,259         1,583,918            87,341             --
     Interest and dividend income                   13,009              --                --               --
     Interest expense                             (123,119)         (123,119)             --               --
                                              ------------      ------------      ------------     ------------
                                                 5,871,924         1,460,799         1,826,816
                                              ------------      ------------      ------------     ------------

Income (loss) from continuing operations
  before taxes                                  (1,096,389)       (3,573,921)          834,453         (941,231)

Provision for income taxes                            --                --                --               --
                                              ------------      ------------      ------------     ------------

Income (loss) from continuing operations              --          (3,573,921)          834,453         (941,231)

Loss on discontinued operations
  (less applicable income tax benefit of
  $-0-)                                               --                --                --           (407,511)
                                              ------------      ------------      ------------     ------------

Net income (loss)                             $ (1,096,389)     $ (3,573,921)     $    834,453     $ (1,342,742)
                                              ------------      ------------      ------------     ------------

Weighted average common shares
  outstanding                                                     20,074,247        20,040,497       18,166,747
                                                                ------------      ------------     ------------



                 See Notes to consolidated financial statements

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (CONT'D.)




                                     1995          1994         1993
                                   --------      --------     --------
Income (loss) per common share

Continuing operations              $   (.18)     $    .04     $   (.05)

Discontinued operations                --            --           (.02)
                                   --------      --------     --------

Net income (loss) per share        $   (.18)     $    .04     $   (.07)
                                   --------      --------     --------

                 See Notes to consolidated financial statements

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY


                                        Common stock
                                       $.01 par value              Paid-in        Accumulated
                                   Shares          Amount          Capital          Deficit            Total
                                   ------          ------          -------          -------            -----
Balance, December 31, 1992       16,326,747     $    163,267     $ 11,099,242     $ (9,128,607)     $  2,133,902

New shares issued                 3,680,000           36,800          149,700             --             186,500

Net loss                               --               --               --         (1,342,742)       (1,342,742)
                               ------------     ------------     ------------     ------------      ------------

Balance, December 31, 1993       20,006,747          200,067       11,382,565      (10,471,349)        1,111,283

New shares issued                    67,500              675           83,928             --              84,603

Net income                             --               --               --            834,453           834,453
                               ------------     ------------     ------------     ------------      ------------


Balance, December 31, 1994       20,074,247          200,742       11,466,493       (9,633,352)        2,033,883

Conversion of indebtedness        2,762,500           27,625        1,353,625             --           1,381,250

Common stock subscribed             637,500            6,375          312,375             --             318,750

Contributed capital                    --               --             50,103             --              50,103

Acquisition of Winners All
  International stock             1,456,250           14,563        1,074,712             --           1,089,275

Net Loss                               --               --               --         (3,573,921)       (3,573,921)
                               ------------     ------------     ------------     ------------      ------------

Balance, December 31, 1995       24,930,497     $    249,305     $ 14,257,308     $(13,207,273)     $  1,299,340
                               ============     ============     ============     ============      ============


                 See Notes to consolidated financial statements

                          UC'N WIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    JAN. 1, 1992
                                                                  (reorganization)           Years ending December 31,
                                                                  to Dec. 31, 1995    1995            1994           1993
                                                                  ---------------- -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     DEVELOPMENT STAGE OPERATIONS:
     Net income (loss)                                              $(4,082,210)   $(3,573,921)   $   834,453    $(1,342,742)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                                683,292        589,833         45,395         48,064
           Write down of net assets - discontinued operations           300,000           --             --          300,000
           Write down of kiosks                                         475,000        475,000           --             --
           Change in assets and liabilities:
             (Increase) decrease in loan receivable                        --           22,500           --          (22,500)
             (Increase) decrease in accounts receivable-trade         1,257,995        (11,025)          --        1,269,020
             (Increase) decrease in accounts receivable-employees        (2,649)        (2,649)          --             --
             (Increase) decrease in inventory                            85,930           --          193,123       (107,193)
             (Increase) decrease in investment                             --             --          800,569       (800,569)
             (Increase) decrease in other current assets                (36,405)          --           35,404        (71,809)
             Decrease (increase) in prepaid expenses                     (5,126)        (5,126)          --             --
             Increase (decrease) in notes payable                       300,000        271,600         28,400           --
             Increase (decrease) in accounts payable                    336,959        343,906         56,475        (63,422)
             Increase (decrease) in accrued expenses                    200,439        196,667          3,772           --
             Increase (decrease) in payroll taxes payable               209,534        209,534           --             --
             Increase (decrease) in loan payable - related party        (71,053)      (381,898)       568,555       (257,710)
                                                                    -----------    -----------    -----------    -----------

                Total adjustments                                     3,733,916      1,708,342      1,731,693        293,881
                                                                    -----------    -----------    -----------    -----------

NET CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES                                                             (348,294)    (1,865,579)     2,566,146     (1,048,861)
                                                                    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACITVITIES:
           (Increase) in fixed assets                                (2,478,911)    (1,345,621)    (1,034,825)       (98,465)
           (Increase) decrease in deposits                               (1,184)        (1,184)          --             --
           (Increase) in intagible assets                              (138,422)       (34,287)       (66,646)       (37,489)
           (Increase) in investment in Winners All Int'l, Inc.       (1,101,775)    (1,101,775)          --             --
                                                                    -----------    -----------    -----------    -----------

NET CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES               (3,720,292)    (2,482,867)    (1,101,471)      (135,954)
                                                                    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           (Increase) decrease in subsciptions receivable              (318,750)     2,863,325     (3,182,075)          --
           Increase (decrease) in due to shareholders                   243,965        243,965           --             --
           Increase (decrease) in minority interest                        --       (1,583,918)     1,583,918           --
           Preferential distribution                                 (4,155,000)          --             --       (4,155,000)
           Increase in common stock                                   7,212,604      2,839,378         84,603      4,288,623
                                                                    -----------    -----------    -----------    -----------

NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITES                 2,982,819      4,362,750     (1,513,554)       133,623
                                                                    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     $(1,085,767)   $    14,304    $   (48,879)   $(1,051,192)
                                                                    ===========    -----------    -----------    -----------

CASH AT BEGINNING OF PERIOD                                                               --           48,879      1,100,071
                                                                                   -----------    -----------    -----------

CASH AT END OF PERIOD                                                              $    14,304    $      --      $    48,879
                                                                                   ===========    ===========    ===========



                 See Notes to consolidated financial statements

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995



                  ORGANIZATION AND NATURE OF BUSINESS

                  UC'NWIN Systems Corporation (the "Company") formerly known as UC'NWIN Systems Ltd. was a publicly held Canadian corporation which reincorporated as a Delaware corporation on December 11, 1995 in the United States.

                  The Company's principal business activity is designing, developing, marketing and producing hardware and software for a computerized inter-active media marketing program known as "The UC'NWIN System". The Company is currently marketing the UC'NWIN System in the United States and the United Kingdom.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                  The Company has incurred significant losses in the last three years, has a negative working capital of $1.6 million, and recently defaulted on repayments of debt. Accordingly, the Company's continued existence is dependent upon the Company developing sales and resolving its liquidity problem.

                  Management is actively pursuing equity and/or debt financing. This includes, among other things, the exercise of common stock warrants outstanding as described in Note 6, or a rights offering with the existing common stockholders and warrant holders.

                  Principles of Consolidation

                  The consolidated financial statements as of December 31, 1995 include the financial statements of the Company, UC'NWIN Systems, Inc. and Win Network, LLC, a 51%-owned subsidiary (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Furniture and Equipment

                  Machinery and equipment are recorded at historical cost. Depreciation of machinery and equipment is provided on the straight-line method over the estimated useful lives of the related assets.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

                  Kiosks

                  Depreciation of fully operational UC'NWIN Systems, also known as operating kiosks, begins upon the commencement date of the kiosks being placed in service, using the straight-line method over 36 months. The Company placed in service the UC'NWIN Systems in March 1995 and accordingly commenced depreciating such assets.

                  Intangible Assets

                  The legal costs incurred in obtaining patents are being amortized over their statutory lives (17 years) on a straight line basis.

                  Purchased computer software is stated at historical cost. Amortization is computed using the straight-line method based on the estimated life of the related product (generally 3 years).

                  Reclassification

                  Certain prior year amounts have been reclassified to conform to the current year's presentation.

                  Income Taxes

                  The Company has adopted Statement of Financial Accounting Standards No. 109 which requires the recognition of deferred tax assets and deferred tax liabilities based on the differences in carrying value of fixed assets, goodwill, warranty and bad debt allowance for financial and income tax reporting purposes.

                  As of December 31, 1995, the Company had unused net operating loss carryforwards, of approximately $11,700,000 available to offset future taxable income, which if not used, will expire commencing in the year 1998 through 2010. The recognition of the $1,739,475 increase in equity from WinNet is not a taxable event, therefore an income tax provision is not required for the year ended December 31, 1994. The Company is not current with its corporate income tax filings

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

                  For 1995, due to the significant losses incurred by the Company and the likelihood that deferred tax assets, arising from temporary differences, will not reverse in the foreseeable future, management has decided not to record a deferred tax asset of $3,700,000 and related valuation account of $3,700,000.

                  Recapitalization

                  The Company reorganized itself form a Canadian Corporation to a Delaware Corporation, accordingly the financial statements reflect the retroactive application of such reorganization.

NOTE 2:           CONVERSION FROM CANADIAN GAAP TO UNITED STATES GAAP

                  The financial statements of the Company were reported utilizing Canadian generally accepted accounting principles "Canadian GAAP" through September 30, 1995, since the Company was based in Canada. Since the Company exited Canada in November 1995, the Company has amended its prior financial statements prepared on a Canadian GAAP included herein to a United States generally accepted accounting principles basis.

                  The fundamental difference in accounting between the two countries relates to the acquisition of computer software and development technology (and the related amortization of such software) acquired through the issuance of common stock. Under U.S. GAAP the computer software had a historical cost estimated at $10,000. A reconciliation of the adjustment is as follows:


                                                          December 31,
                                                          ------------
                                                     1994              1993
                                                  -----------       -----------
Total assets previously reported under
  Canadian GAAP                                   $ 7,084,057       $ 4,716,055

Less software costs                                (2,343,946)       (3,139,646)
                                                  -----------       -----------

Adjusted total assets reported under
  US GAAP                                         $ 4,740,111       $ 1,576,409
                                                  ===========       ===========

Stockholders' equity previously
  reported under Canadian GAAP                    $ 4,377,829       $ 4,250,929

Less adjustment                                    (2,343,946)       (3,139,646)
                                                  -----------       -----------

Adjusted stockholders' equity
  reported under US GAAP                          $ 2,033,883       $ 1,111,283
                                                  ===========       ===========

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 2:           CONVERSION FROM CANADIAN GAAP TO UNITED STATES GAAP (CONT'D.)

                                                                    December 31,
                                                                    ------------
                                                               1994            1993
                                                            -----------     -----------
                  Net income (loss) previously reported
                    under Canadian GAAP                     $    42,753     $(2,138,442)

                  Less adjustment                               791,700         795,700
                                                            -----------     -----------

                  Net income (loss) reported
                    under US GAAP                           $   834,453     $(1,342,742)
                                                            ===========     ===========


NOTE 3:           DEVELOPMENT STAGE OPERATIONS

                  UC'NWIN Systems Corporation is a development stage company. Effective January 1, 1992, the Company reorganized operations into a new business of redesigning, developing, marketing, and producing hardware and software for a computerized inter-active media marketing program known as the "UC'NWIN System".

                  In December 1992, the Company licensed the worldwide marketing rights, exclusive of the United States, of the UC'NWIN System to Winner's All Ltd.

                  Aside from royalty income and the non-recurring sale of worldwide rights, the Company has not generated any significant current revenue from the UC'NWIN System.

NOTE 4:           ESTABLISHMENT OF WIN NETWORK, LLC

                  In December 1994 and as subsequently amended in June 1995, the Company and Winner's All Ltd. created Win Network, LLC ("WinNet"), a limited liability company to exploit the UC'NWIN System. The Company and Winner's All Ltd. contributed the tangible and intangible rights to the UC'NWIN System (other than those sub-licensed to Winners All Asia Pacific). The Company owns 51% of WinNet with Winners All Ltd. owning the remaining 49%. Since its formation, WinNet has lost $3,800,000 of which $2,050,000 has been shown as a loss on the Company. A portion of the current years' loss recorded on the Company's books $197,918 represents losses attributed to the minority interest in excess of capital, pursuant to Accounting Research Bulletin No. 51 such losses should have be

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 4:           ESTABLISHMENT OF WIN NETWORK, LLC (CONT'D.)

                  charged against the Company, since there is no obligation of the minority interest to make good on such losses. Winner's All Ltd. had agreed to contribute to WinNet an amount necessary to achieve profitability presently estimated to be an amount not less than $5,000,000 of capital. Such contributions started being funded in January 1995. The Company has ceased receiving royalties due under the license agreement as a result of the WinNet arrangement.

                  Pursuant to Staff Accounting Bulletin No. 68 "Accounting for sales of stock by a subsidiary", the increase in the carrying value derived from the direct sale of equity in a subsidiary shall be reflected as a gain in the consolidated financial statements of the parent company. As a result of Winners All Ltd. capital contribution of $3,182,075 to WinNet during 1994, the Company recognized a $1,739,475 gain on the transaction.

                  See Note 20, regarding WinNet litigation.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


          Summarized financial data for Win Network, LLC is as follows:

                                  BALANCE SHEET

                                     Assets

                                                       12/31/95       12/31/94
Current Assets                                        $    60,041    $ 3,182,095
Due from Affiliates                                       673,447           --
Equipment & Kiosks                                      1,164,911        124,538
                                                      -----------    -----------
                                                      $ 1,898,399    $ 3,306,633
                                                      ===========    ===========



                        Liabilities and Partners' Equity

Current liabilities                                  $   616,462    $    10,000
Due to Affiliates                                      1,697,669         64,145
Partners' Equity                                        (415,732)     3,232,488
                                                     -----------    -----------
                                                     $ 1,898,399    $ 3,306,633
                                                     ===========    ===========


                             STATEMENT OF OPERATIONS

                                                 Year ended         One month
                                                  12/31/95        ended 12/31/94
Revenues
    Sales                                        $   168,270        $      --


Expenses
    Advertising and marketing                        528,660               --
    General and administrative                     2,901,887            178,246
    Depreciation                                     357,546               --
                                                 -----------        -----------
                                                   3,788,093            178,246

Other expense

    Interest expense                                  15,372               --
                                                 -----------        -----------

Income (loss) form continuing
    operations before taxes                       (3,635,195)          (178,246)

    Income tax expense                                 1,205               --
                                                 -----------        -----------


Net income (loss)                                $(3,636,400)       $  (178,246)
                                                 ===========        ===========

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 5:           SUBSCRIPTION RECEIVABLE.

                  The receivable recorded at December 31, 1994 of $3,182,075 was received through March 31, 1995 as a result of the Win Network, LLC Agreement (see Note 4).

                  The subscription receivable recorded at December 31, 1995 of $318,750 represented cash received through the sale of common stock prior to February 14, 1996 (see Note 14), which has since been expended to fund operations.

NOTE 6:           INVESTMENT IN WINNERS ALL INTERNATIONAL, INC.

                  Investment in Winners All International, Inc. ("WAI") comprises 5,825,000 shares of common stock in WAI or 41% of the outstanding common stock in the publicly held company. These shares of common stock were acquired by issuing one share of common stock in the Company for 4 shares of common stock in WAI or 1,456,250 shares of common stock in the Company. Such shares acquired were recorded at $.19 per share. The market price of such stock has declined to $.09 per share or a decrease in value of $500,000 as of February 15, 1996.

                  The investment in Winners All International, Inc. represents 41% of a public entity. The Winners All International, Inc. stock is traded on the NASDAQ Bulletin Board where stock have traditionally traded under a dollar and have wide variations in price due to the limited market conditions.

                  In January 1996, the Company acquired another 825,000 shares of common stock in WAI for 206,250 shares of common stock in the Company.

                  Summarized financial data on Winners All International, Inc. for the year ended July 31, 1995 (unaudited) is as follows:

                                  BALANCE SHEET

Current assets                                                        $   52,017
Investment in Win Network, LLC                                         1,817,413
License                                                                1,791,931
Other assets                                                             342,452
                                                                      ----------
                                                                      $4,003,813
                                                                      ==========

Current liabilities                                                   $  426,522
Stockholders' Equity                                                   3,577,291
                                                                      ----------
                                                                      $4,003,813
                                                                      ==========

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 6:           INVESTMENT IN WINNERS ALL INTERNATIONAL, INC. (CONT'D)

                             STATEMENT OF OPERATIONS

                  Sales                                                                $    -
                  Expenses                                                              1,585,508
                  Share of Win Network, LLC loss                                        1,470,751
                                                                                       ----------
                  Net loss                                                             $3,056,259
                                                                                       ==========

NOTE 7:           FURNITURE AND EQUIPMENT

                  A summary of furniture and equipment is as follows:

                                                                                        December 31,
                                                                                  1995                 1994
                                                                                  ----                 ----
                         Vehicles                                              $  36,010              $ 27,010
                         Furniture and office equipment                          226,717               186,542
                                                                               ---------              --------
                                                                                 262,727               213,552

                         Accumulated depreciation                                (95,680)              (50,917)
                                                                               ---------              --------
                                                                               $ 167,047              $162,635
                                                                               =========              ========


NOTE 8:           KIOSKS

                  Kiosks consist of the following:

                                                                                       December 31,
                                                                                 1995                 1994
                                                                                 ----                 ----
                         Completed kiosks                                    $ 1,498,485            $  537,792
                         Kiosk parts                                             388,287               495,338
                                                                             -----------            ----------
                                                                               1,886,772             1,033,130

                         Accumulated depreciation                               (546,988)                -
                                                                             -----------            ----------
                                                                             $ 1,339,784            $1,033,130
                                                                             ===========            ==========

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 9:           INTANGIBLE ASSETS

                  Intangible assets consist of the following:

                                                                                        December 31,
                                                                                 1995                  1994
                                                                                 ----                  ----
                         Patent costs                                        $   382,050            $  292,166
                         Computer software development costs                      68,249                67,846
                         Computer software technology                             10,000                10,000
                                                                             -----------            ----------
                                                                                 404,299               370,012

                         Accumulated Amortization                                (96,924)              (66,646)
                                                                             -----------            ----------
                                                                             $   307,375            $  303,366
                                                                             ===========            ==========


NOTE 10:          ACCOUNTS PAYABLE

                  Included in accounts payable are two trade payables in the amount of $140,000, which were converted to interest bearing notes payable due in installments through October 1996. The notes bear interest at 6% per annum. The Company has defaulted on the payment of these notes.


NOTE 11:          ACCRUED EXPENSES

                  Accrued expenses consist of the following:

                                                                                        December 31,
                                                                                1995                   1994
                                                                             ----------             ----------
                         Accrued salaries                                    $   25,895             $    --
                         Accrued interest                                        31,554                  --
                         Accrued sundry expenses                                142,990                  3,772
                                                                             ----------             ----------
                                                                             $  200,439             $    3,772
                                                                             ==========             ==========

NOTE 12           PAYROLL TAXES PAYABLE

                  The Company has made minimal payments of payroll taxes during the period July 1995 through March 1996 and is delinquent for payroll taxes at December 31, 1995. The Company is currently negotiating a work-out plan for the payment of such delinquent payroll taxes.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 13:          LOANS PAYABLE -RELATED PARTY

                  Loans payable - related party represents advances from an affiliate WAI or its subsidiaries which are not interest-bearing and due on demand. The Company has a significant ownership interest in WAI (see Note 6).

NOTE 14:           NOTES PAYABLE

                  In August 1995, two individuals loaned the Company $300,000. Such loans are interest bearing at 10% per annum and due in sixty days. These loans were convertible into common shares and warrants of the Company at a share price to be determined by the market value on the day of conversion. The Company has since defaulted on the payment of such loans. In January 1996, one of the individuals initiated a lawsuit for the repayment of such funds.


NOTE 15:          DUE TO SHAREHOLDERS

                  Due to shareholders are unsecured, bear no interest and are due on demand. An interest cost has been imputed resulting in a charge to expense of $50,103. Such interest expense was recorded as a contribution to capital.


NOTE 16:          STOCKHOLDERS' EQUITY

                  On December 11, 1995, the Company reorganized and recapitalized itself as a Delaware corporation having authorized 60,000,000 shares of common stock at $.01 par value. The financial statements reflect the retroactive application of such recapitalization.

                  During 1995, the Company:

                  a) Issued 1,456,250 shares of common stock for the purchase of 5,825,000 shares of common stock in WAI.

                  b) Issued 3,400,000 shares of common stock and 3,400,000 warrants to purchase 3,400,000 shares of common stock at $1.50 per warrant expiring January 31, 1999 in connection with the conversion of indebtedness of $1,381,250 and the sale of common stock for $318,750.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 16:          STOCKHOLDERS' EQUITY (CONT'D)

                  During 1994, the Company:

                  a) Stock options for 50,000 shares were exercised for a cash consideration of $18,315.

                  b) The Company issued 17,500 shares for services rendered in the amount of $66,288.

                  c) By agreement dated August 1993, stock options for 600,000 shares were granted at the lower of $6.00 Canadian per share of $5.00 U.S. per share subject to regulatory approval. These options expired
                         September 30, 1995.

                  d) Stock options for 50,000 shares at $4.75 Canadian were granted during the year and are outstanding at year end. The options expire June 17, 1996.

                  During 1993:

                  a) Stock options for 45,000 shares were exercised for a cash consideration of $22,500.

                  b) Debentures of $300,000, which were issued during 1992, were converted at $0.50 per share to 600,000 shares.

                  c) The Company issued 10,000 shares for services rendered in the amount of $25,000.

                  d) The Company issued 3,000,000 shares per a contractual obligation.

                  e) Stock options for 25,000 shares were exercised in the amount of $86,123 by settlement of a debt to an officer and director.


NOTE 17:          LICENSING OF WORLDWIDE RIGHTS

                  The Company pursuant to a December 1992 agreement, granted to Winners All Ltd. the worldwide (exclusive of the United States) licensing rights "the License" to use the technology for manufacturing and marketing of the UC'NWIN System for $2,660,000. Winners All Ltd. subsequently sub-licensed a portion of the License with respect to certain Asian countries. After the first three years of the agreement, provided that Winner's All Ltd. (licensee) is in compliance with all terms and conditions, the contract will automatically renew from year to year.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 17:          LICENSING OF WORLDWIDE RIGHTS (CONT'D.)

                  Winner's All Ltd. is obligated to pay as a royalty the greater of $145,833 or 7% of the gross revenue received, quarterly for the years 1994 and 1995. Commencing January 1, 1996, Winner's All Ltd. is obligated to pay royalties, quarterly, on the greater of 7% of gross revenues, including any sublicencee revenues received or $1,750,000 per annum, until the expiration of the license agreement on September 29, 2009.

                  Winners All Ltd. has ceased paying royalties due under the license agreement as a result of the WinNet arrangement.


NOTE 18:          COMMITMENTS AND CONTINGENCIES

                  a) Future minimum rental payments including operating payments, such as common area maintenance, real estate taxes, etc. are as follows:

                                    1996                       $ 41,700
                                    1997                       $ 43,800
                                    1998                       $ 45,900

                         The Company's rent expense for the year ended December 31, 1995, 1994 and 1993 was $126,620, $39,563 and
                         $18,743, respectively.

                  b) In November 1991, the Company entered into a ten year employment contract with Leopold Cohen, the late chairman of UC'NWIN Systems, Inc., and an unrelated third party. On May 25, 1994, the contract was terminated mutually and replaced with a new ten year agreement, which provides that in each of the ten annual fiscal years after the date of the new agreement in which the Company has earned net profits cumulatively of $10,000,000, the Company will pay a 5% bonus to each of the aforementioned individuals from the net profits for the fiscal year.

                         Each bonus is subject to a $150,000 limit in any one fiscal year. Net profits are defined as annual pre-tax profits plus bonuses paid or payable to all executives and/or directors for the respective year. The contract is assignable and inures to their heirs and beneficiaries.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 18:          COMMITMENTS AND CONTINGENCIES (CONT'D.)

                  c) Pursuant to a June 1992 assignment of technology agreement, the Company will pay a royalty to an unrelated third party of $125 per UC'NWIN System sold or leased in the United States during a period of sixty months commencing January 1, 1993, with minimum monthly payments of $375 up to a maximum of $125,000. On May 31, 1995, the Company entered into an agreement to terminate the technology agreement for a payment of $9,250 payable June 15, 1995 in full satisfaction of all further payment obligations of the Company under the technology agreement.

                  d) In August 1993, the Company engaged GSTI Corp. to provide consulting services with regard to the marketing and selling of the UC'NWIN System. GSTI Corp. will introduce potential lessees and assist in drafting the related lease agreements. In consideration for such services, the Company will pay;

                         1) For each machine leased by referral of GSTI Corp., an amount equal to the greater of 10% of the lease rent paid during the year or $600;

                         2) 4% of the total lease rentals from referral customers;

                         3) 2% of the total lease rentals from referral customers when such customers have entered into an agreement to have their products promoted by the UC'NWIN System.

                         4) If during the period of January 1, 1995 to December 31, 1999 the Company has not leased UC'NWIN Systems Kiosks to referred customers by GSTI Corp. in the minimum amount of $2,000 in 1995, $4,000 in 1996 and $6,000 for each year thereafter until 1999, the Company will pay 2% of the revenues from non-referred customers to meet the minimum amount of UC'NWIN System Kiosks leased.

                         5) 4% of any other revenues derived from customers referred to the Company other than lease rentals.

                         Payments due under this agreement are payable 10 days after each quarter end.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 18:          COMMITMENTS AND CONTINGENCIES (CONT'D.)

                  Additionally, the agreement provides for the parent Company UC'NWIN Systems, Ltd. to grant to GSTI Corp. 600,000 stock options exercisable at $5.00 U.S. or $6.00 Canadian expiring on September 30, 1995, subject to regulatory approval. Such regulatory approval has been denied.

                  This agreement expires on December 31, 1996, which at the option of GSTI Corp. and provided GSTI Corp. has not breached in any material respect the provisions of the agreement, may be automatically renewed for successive one-year terms through December 31, 1999. The Company may terminate the agreement should GSTI Corp. fail to secure any leasing agreements for a period of twelve consecutive months.


NOTE 19:          DISCONTINUED OPERATIONS

                  During 1992, UC'NWIN Systems, Inc. decided to reorganize its operations and discontinue the operations of its former business activity of outbound automated telephone marketing and polling services, which resulted in the write down of the machinery and equipment to the net residual value of $300,000. All associated costs of disposal have been reclassified as discontinued operations. During 1993, UC'NWIN Systems, Inc. wrote off all of the remaining net assets of the discontinued operations.


NOTE 20:          LITIGATION

                  a) On March 22, 1996, Raymond Kalley, as Trustee of the EB Trust and PB Trust, ("Plaintiff"), sued the following in the Southern District of Florida (Miami Division): UC'NWIN Systems Corporation ("the Company"), a consultant to the Company, a beneficiary to the EB Trust, and to the PB Trust, and Winners All International, Inc. an affiliate. In this five count Complaint, Plaintiff has sued the Company for an alleged violation of Section 18 of the Securities Act of 1934. Plaintiff alleges that the Company acting singly and in concert, filed misleading reports under the Securities Exchange Act 1934, including without limitation, the filing of form 10-K. Plaintiff failed to identify which form 10-K was allegedly misleading or how Plaintiff has been damaged by this alleged misleading statement. Although Plaintiff alleges that it purchased stock in the Company, from another shareholder in a private transaction unbeknown to

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995


NOTE 20:          LITIGATION (CONT'D.)

                           the Company, for approximately $1,000,000. Plaintiff does not identify the damage that it allegedly incurred. The Company believes this lawsuit is without merit and intends to defend this lawsuit vigorously and expects to file a Motion to Dismiss Plaintiff's Complaint. The ultimate outcome cannot be determined at the present time.


                  b) On April 17, 1995, AG Industries sued Winners All International, Inc. and UC'NWIN Systems, Inc. for a breach of contract and causes of action for unjust enrichment and breach of implied contract. AG Industries seeks damages in excess of $400,000. On August 22, 1995 the Company filed a Motion to Dismiss and Alternative Motion for a Change of Venue. AG Industries has responded and opposed the defendants' motion but the Court has not yet ruled on it. There has been no discovery and it is too early to evaluate this case.

                  c) On January 9th, 1996, a former employee filed a Charge of Discrimination, ("Charge"), against UC'NWIN Systems, Inc. and Win Network, LLC, ("the Company"), with the Equal Employment Opportunity Commission ("EEOC"). The Plaintiff voluntarily resigned her position with the Company in October 1995 and waited four months to file her claim. The Company has filed a statement of position denying the allegations of the Charge. At the present time, the EEOC is investigating the charge and will ultimately make determinations of "cause" or "no cause". At this time, the Company is unable to predict the likelihood of a favorable or unfavorable result in this matter.

                  d)       Notes payable default litigation - See Note 13.

                  e) An action, Brian A. Travis v. Win Network, LLC and Winners All International, Inc., (an ex-officer of Win Network, LLC and Winners All International, Inc.), on or about July 3, 1995. In this action, Mr. Travis seeks to enforce a purported Employment Agreement which he claims was entered into between Win Network, LLC and Mr. Travis in which Mr. Travis claims he is entitled to a ten-year employment term and damages of $10,000,000. Mr. Travis also sues Winners All International, Inc. as a purported guarantor to the agreement. Win Network, LLC is comprised of UC'NWIN Systems, Inc. and Winners All Ltd., a subsidiary of Winners All International, Inc.

                           UC'NWIN SYSTEMS CORPORATION
                         (FORMERLY UC'NWIN SYSTEMS, LTD)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1995

NOTE 20:          LITIGATION (CONT'D.)

                           On March 5, 1996, both defendants filed a motion to dismiss the Travis action on the ground that the purported Employment Agreement violated applicable provisions of the New York Limited Liability Corporation Law, the Win Network, LLC Operating Agreement and the Winners All International, Inc. by-laws. Defendants motion is now pending before the Court.

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule