Form 10-K/A
period 1995-12-31
UC NWIN SYSTEMS CORP /DE/
filed 1996-07-10
CIK 894049

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 COMMISSION FILE NUMBER 0-22954
                                                                      -------

                          UC'NWIN SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             N/A
- ----------------------------------                       -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


          5601 NORTH POWERLINE RD., FORT LAUDERDALE, FLORIDA, 33309
          ---------------------------------------------------------
             (Address of principal executive offices)(Zip Code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (954) 492-9797
                                                           --------------
- --------------------------------------------------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


  TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                 -----------------------------------------
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


YES    X     NO
      ---       ---

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



                                     N/A



Yes      No
   ----     -----


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                                     (N/A)


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS.


                                     (N/A)

ITEM 6. SELECTED FINANCIAL DATA.

                             YEAR ENDED DECEMBER 31

           OPERATING DATA                 1995          1994          1993          1992          1991
           --------------             -----------   -----------   -----------   -----------   -----------
Revenue                               $   178,770   $   531,346   $   599,440   $         0   $         0

Expenses                              $(5,213,490)  $(1,523,709)  $(1,540,671)  $(1,359,326)  $         0

Other Income (Exp) Minority Interest  $ 1,460,799    $1,826,816   $         0   $ 2,545,433   $   (21,189)

Net Income (Loss) Operations          $(3,573,921)   $  834,453   $  (941,231)  $ 1,186,107   $   (21,189)

(Loss ) From Discontinued             $         0    $        0   $  (407,511)  $(1,792,544)  $(1,207,099)
Operations

Net Income (Loss)                     $(3,573,921)   $  834,453   $(1,342,742)  $  (606,437)  $(1,228,288)

Earnings (Loss) per Share

Income (Loss) From continuing               (0.18)         0.04         (0.05)         0.08          0.00
Operations

(Loss) From Discontinued                     0.00          0.00         (0.02)        (0.12)        (0.09)
Operations

Net (Loss) Income                           (0.18)         0.04         (0.07)        (0.04)        (0.09)

Cash Dividends (1)                              0             0             0             0             0


                               AS OF DECEMBER 31

BALANCE SHEET DATA     1995        1994        1993        1992        1991
- ------------------  ---------   ----------  ----------  ----------  ----------
Current Assets      $ 388,259   $3,240,980  $1,136,880  $2,755,021  $  967,547

Fixed Assets Net    $1,506,831  $1,195,765  $  160,039  $  364,855  $  123,500

Total Assets        $2,230,712  $4,740,111  $1,576,409  $3,184,896  $2,355,355

- -------------
(1) No dividends have been declared by the registrant to date.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table and the notes thereto state the names and municipalities of residence of all directors and Executive Officers of the registrant, the respective offices of each, the term of office and period during which he served:



NAME (1)(2)(3)             OFFICE                 TERM             DIRECTOR SINCE
- -------------------------  ---------------------  ---------------  -----------------
*Ivan Thornley-Hall        Director, Vice         Until next       March 10, 1983
 Toronto, Ontario, Canada  President and  Chief   Annual Meeting
                           Financial Officer      of Shareholders

*John Neilson (4)          Director, President    Until next       May 12, 1995
 Fort Lauderdale           and Chief Executive    Annual Meeting
 Florida, U.S.A.           Officer and President  of Shareholders
                           of wholly-owned
                           subsidiary.
Lord Charles               Director               Until next       December 21, 1994
Spencer Churchill (5)                             Annual Meeting
London, England                                   of Shareholders

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

                           SUMMARY COMPENSATION TABLE

                  ANNUAL COMPENSATION & LONG TERM COMPENSATION


                                                                                      UNDERLYING   ALL OTHER
       NAME AND                                                               STOCK    SECURITY     COMPEN-
  PRINCIPAL POSITION    YEAR  SALARY ($)  BONUS ($)  SATION ($)  AWARDS ($)  OPTIONS  PAYOUTS ($)   SATION
  ------------------    ----  ----------  ---------  ----------  ----------  -------  -----------  ---------
JOHN NEILSON            1995    72,000        0          0           0          0          0           0
President of the
subsidiary from
May 12, 1995 and
President of the
Company from Dec-
ember 1, 1995 todate
IVAN THORNLEY-HALL      1995   Note (5)       0          0           0          0          0           0
President until May 1,  1994   Note (5)       0          0           0       50,000        0           0
1993, Vice-President    1993   Note (5)       0          0           0       25,000        0           0
until August 18, 1994,
President until Dec-
ember 1, 1995 and
Vice-President and
Secretary thereafter
IAN MEDAD (1) (2)       1994    42,907        0        15,200        0       250,000       0        25,000
C.E.O. President of     1993    42,000        0        13,545        0       250,000       0           0
Company, Vice-
President of the
Subsidiary from May 1
1993 to August 18,
1994 Vice-President
of Company from
the April 15, 1992
LEOPOLD COHEN (3) (4)   1994      0           0          0           0          0          0           0
Chairman of the         1993   Note (3)   Note (4)    Note (3)       0          0          0       Note (4)
Company and
President of the
Subsidiary from March
23, 1993


- -------------
(1) The Company entered into a four year consulting agreement with Olam Company Limited of Toronto, Ontario, Canada dated the 1st of May, 1993, pursuant to which Olam furnished the services of Ian Medad as Chief Executive Officer of the Company. Olam earned consulting fees from the Company at the rate of $6,000
(US) per month plus expenses. Mr. Medad resigned August 18, 1994 and received $25,000 (U.S.) in severance compensation.

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

                                  Number of Securities Underlying
                                   Unexercised Options at Fiscal                     Value of Unexercised in-the-
                                              Year End                             money options at Fiscal Year-End
                    ------------------------------------------------------------   --------------------------------
                      SHARES          VALUE
                    ACQUIRED ON      REALIZED        EXERCISABLE         NON                              NON
       NAME          EXERCISE        NOTE (1)            1993        EXERCISABLE    EXERCISABLE       EXERCISABLE
       ----         -----------      --------        -----------     -----------    -----------       -----------
Ian Medad             50,000         $245,000             0               0              0                 0
Ivan Thornley-Hall       0              0               50,000            0           Note (2)             0
                                                         1994
Ivan Thornley-Hall    25,000          $4,099              0               0              0                 0
Ira Rubin             35,000         $199,500             0               0              0                 0
Sylvia Blackwell      10,000         $57,000              0               0              0                 0
Ian Medad                0              0              250,000            0              0              $398,000

- -----------
(1) Value is based on market value of the common stock at exercise date (for value realized) minus the option exercise price.
(2) Fiscal year-end quoted value of $227,500 was $10,000 less than aggregate exercise price.

The following table sets forth information as at December 31, 1993, 1994 and 1995 concerning individual grants of stock options made during the fiscal years to the named executive officers.



                          Individual Grants
                    ------------------------------                    Potential Realizable Value or Assumed Annual
                                     PERCENT OF                               Rate Of Stock Appreciation
                      NUMBER OF     TOTAL OPTIONS                 -----------------------------------------------------
                     SECURITIES     SAR'S GRANTED    BASE PRICE   EXERCISE OR                                GRANT DATE
                    OPTIONS/SAR'S   UNDERLYING IN     ($/X'S)      EXPIRATION                                 PRESENT
       NAME          GRANTED ($)   FISCAL YEAR (%)      1994          DATE          5%           10%           VALUE
       ----         -------------  ---------------   ----------   -----------       --           --          ----------
Ivan Thornley-Hall     50,000           100%        $4.75 (Cdn.)  June 17 / 96       0        Note (4)      $4.75 (Cdn.)
President
                                                        1993
Ian Medad (2)          200,000         88.90%       $5.01 (Cdn.)  Oct 21 / 95        0
C.E.O Company
Ivan Thornley-Hall     25,000          11.10%       $4.75 (Cdn.)  June 4 / 96        0                    $4.75 (Cdn.) (3)
V.P. Company

- -----------
(1) Market Price on date of grant was $4.75 per share. Fiscal year-end-value of $227,500 was $10,000 less than the aggregate exercise price for all shares subject to options.

(2) Mr. Medad resigned August 18, 1994 and his above option was cancelled.

(3) Exercised in full. (See "Aggregate Options Exercised in Fiscal Years 1993 and 1994 and Fiscal Year-End Option")

(4) No present potential realized value. Present market value $.75 U.S.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-
         -MENT.

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

TITLE & CLASS: NAME & ADDRESS OF AMOUNT & NATURE PERCENT OF

                 NAME & ADDRESS OF                             AMOUNT & NATURE
                 THE BENEFICIAL                                OF BENEFICIAL      PERCENT OF
TITLE & CLASS:   HOLDER:                                       OWNERSHIP:         CLASS:
- -------------    ------                                        ---------          ------

Common Stock  Trustees Of The Theodore                           1,350,000        5.61%
              Ruderman Trust
              190 Testiny Avenue
              Bridgeport, CT 06606



Common Stock  Ivan Thornley-Hall                                 10,300           0.04%
              555 Richmond Street, Suite 905
              Toronto, Ontario, Canada MV5 3B1


Common Stock  Eugene Tuma                                        100,000          0.42%
              3 Wagner Road, Allison Park,
              PA 15101


Common Stock  Harvey Krauss                                      2,400,000        9.97%
              605 Third Avenue
              New York, NY 10158-0125
              AND
              Thomas M. Clark
              California Federal Tower
              2400 East Commercial Boulevard
              Suite 820, Ft Lauderdale, Florida 33308
              Trustees of the Breen Trust, Embassy Trust,
              Fairway Trust, and The Ann R. Jonas Trust (1) (2)


Common Stock  International Explorers Ltd                        1,600,000        6.65%
              c/o Hunter & Hunter
              Huntlaw Building, Georgetown
              Grand Cayman Island, BWI


Common Stock  Officers & Directors as a group                    110,300          0.46%
              (4 persons)



Common Stock  Lauder International Ltd                           1,281,250        5.32%
              P.O.Box 884
              Grand Cayman Islands, BWI

                                                 RELATIONSHIP TO  NUMBER OF
        TRUST                BENEFICIARIES         MANAGEMENT      SHARES    PERCENT OF CLASS
        -----                -------------       ---------------  ---------  ----------------
Breen Trust             Shirley Pascoe &              None         600,000        2.49%
                        Ellen Sue Goldberg
Embassy Trust           Jane Von Szamwold             None         600,000        2.49%
Fairway Trust           Elizabeth Manus             Note (1)       600,000        2.49%
The Ann R. Jonas Trust  Ann R. Jonas                  None         600,000        2.49%
Total:                                                            2,400,000       9.96%
Common Stock            Officers & Directors As                    110,300        0.46%
                        A Group of (4 Persons)

- ----------
(1) Messrs. Krauss and Clark are not related to management and do not own any stock beneficially. The beneficiaries of the four trusts are individuals, none of whom are related to any officers or directors of the Company, or its subsidiary, excepting as follows, and none of whose entitlements exceed 5% of the common stock outstanding. Sam Weiss, a member of the Executive Committee of the Joint Venture is the son of Elizabeth Manus, a beneficiary under the Fairway Trust. Reference is made to "Certain Relationships and Related Transactions" herein and to form 10 of registrant filed under SEC Registration Number 0-22954 for historical information surrounding the trusts, the family relationships of beneficiaries and former management which is incorporated herein by reference.


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

     By agreement dated May 25, 1994, between the Corporation, the Subsidiary and Messrs. Cohen and Bernhaut, the UC'NWIN Agreement has been declared terminated, to be replaced by a new agreement, (the"Replacement Agreement") which provides, among other things, that in each of the first ten annual fiscal years after the date of the new agreement, upon which the Subsidiary will pay a 5% bonus to Messrs. Cohen and Bernhaut from the net profits for the fiscal year. Each bonus is subject to a $150,000 limit in any one fiscal year. Net profits are defined as annual pre-tax profits plus bonuses paid or payable to all executives and or directors for the respective year.

     Reference is made elsewhere herein to "Business - Recent Developments" for information regarding the Joint Venture Agreement between registrant's subsidiary UC'NWIN Systems, Inc. and Winners All's subsidiary Winners All, Ltd.

     During the latter part of 1994, and again in 1995, a major shareholder of the registrant (a trust beneficiary), contacted Allen Manus who, on behalf of the shareholder, consulted with the registrant to ascertain, among other things, the state of operations and on-going funding, new developments in the registrant's business, the exit from Canada and the status of payment of obligations to and on behalf of registrant by the Joint Venture. On December 16, 1981, a permanent injunction was entered against Allen Manus (U.S. District Court, Southern District of New York, FED.SEC.L.REP. Dec. 16, 1981) for violations of the securities laws. Although Allen Manus is not an officer, director or shareholder of the Company, historically, he has been involved with the Company as disclosed herein. As of the date of this filing, Mr.Manus is not involved, either directly or indirectly with the operations of the Company.
See "Security Ownership of Certain Beneficial Owners and Management" herein, and Form 10 of Registrant for further information concerning the history of registrant and the family relationships of Allen Manus to the registrant and its shareholders, which is incorporated herein by reference.

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

     (i)   Report of Independant Accountants

     (ii)  Consolidated Balance Sheets for the years ended, 1993, 1994 and 1995.

     (iii) Consolidated Statements of Loss and Deficit for years ended 1992, 1993, 1994 and 1995.

     (iv) Consolidated Statements of Changes in Financial Position for the years ended 1992, 1993, 1994 and 1995.

     (B)   EXHIBITS:

           NONE


- ----------------------------

   (1) Hereby incorporated by reference to the filing of the definitive proxy material of the registrant on August 11, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UC'NWIN Systems Corporation



                                        By:  \s\  John Neilson
                                           -----------------------------
                                        John Neilson
                                        Director, President and Chief
                                        Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





         Signature                                             Title                     Date
 .           \s\       John Neilson                .     Director, President and         July 8, 1996
- ------------------------------------------------------  Chief Executive Officer
John Neilson



 .            \s\  Ivan Thornley-Hall               .    Director, Vice President and    July 8, 1996
- ------------------------------------------------------  Chief Financial Officer
Ivan Thornley-Hall



 .            \s\  Eugene Tuma                        .  Director                        July 8, 1996
- ------------------------------------------------------
Eugene Tuma

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

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
UC'NWIN Systems Corporation
(formerly known as UC'NWIN Systems, Ltd.)
Fort Lauderdale, FL.


We have audited the accompanying consolidated balance sheet of UC'NWIN Systems Corporation (formerly known as UC'NWIN Systems Ltd.), (a development stage company) as of December 31, 1995, and the related consolidated statements of stockholder's equity (deficit), operations, and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statement of operations or cash flows for the period January 1, 1992 (reorganization) to December 31, 1994, which has been included in cumulative operations from January 1, 1992 (reorganization) to December 31, 1995, although we have audited the combination of such amounts. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UC'NWIN Systems Corporation is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UC'NWIN Systems Corporation as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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




/s/ MAZARS AND COMPANY LLP


Certified Public Accountants
February 15, 1996 and
March 22, 1996 as to Note 20

                           (LOGO) ISCOVE GOLD & GLATT
                             CHARTERED ACCOUNTANTS
                             45 ST. CLAIR AVE. WEST
                                   SUITE 200
                                TORONTO, ONTARIO
                                    M4V 1K6



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


                                                  /s/ ISCOVE GOLD & GLATT

                                                  Chartered Accountants

Toronto, Ontario
March 20, 1995

                          UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET





                                   ASSETS




                                                         DECEMBER 31,
                                                       1995        1994
                                                    ----------  ----------

     CURRENT ASSETS:
        Cash                                        $   14,304  $        -
        Accounts receivable                             11,025           -
        Subscription receivable                        318,750   3,182,075
        Prepaid expenses                                41,531      36,405
        Due from employees                               2,649           -
        Loan receivable                                      -      22,500
                                                    ----------  ----------

            Total current assets                       388,259   3,240,980

     Furniture and Equipment-net                       167,047     162,635

     Kiosks-net                                      1,339,784   1,033,130

     Investment in Winners All International, Inc.      27,063           -

     Intangible assets-net                             307,375     303,366

     Deposits                                            1,184           -
                                                    ----------  ----------
                                                    $2,230,712  $4,740,111
                                                    ==========  ==========





                 See Notes to consolidated financial statements
                                       4

                          UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                         DECEMBER 31,
                                                      1995          1994
                                                  ------------  -------------

   CURRENT LIABILITIES:
      Payroll taxes payable and penalties         $    209,534  $           -
      Accounts payable                                 865,489        521,583
      Accrued expenses                                 200,439          3,772
      Notes payable                                    300,000         28,400
      Due to shareholders                              243,965              -
      Loans payable-related party                      186,657        568,555
                                                  ------------  -------------

         Total current liabilities                   2,006,084      1,122,310

   Minority interest                                         -      1,583,918

   Commitments and contingencies


   STOCKHOLDERS' EQUITY

      Common shares, $.01 par value, 60,000,000
       shares authorized 24,930,497 and
       20,074,247 shares issued and outstanding,
       respectively                                    249,305        200,742

      Additional paid-in capital                    13,182,596     11,466,493

      Accumulated deficit                          (13,207,273)  (  9,633,352)
                                                  ------------  -------------

         Total stockholders' equity                    224,628      2,033,883

                                                  $  2,230,712  $   4,740,111
                                                  ============  =============



                 See Notes to consolidated financial statements
                                       5

                          UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  Jan. 1, 1992
                                                                (reorganization)          Years ending December 31,
                                                                   to Dec. 31,            -------------------------
                                                                      1995             1995         1994         1993
                                                                   -----------     ------------  ----------  -------------
Revenues:
  Services and rents                                               $   178,770     $    178,770  $        -  $           -
  Royalties                                                          1,114,678                -     531,346        583,332
  Other                                                                 16,108                -           -         16,108
                                                                   -----------     ------------  ----------  -------------
                                                                     1,309,556          178,770     531,346        599,440
                                                                   -----------     ------------  ----------  -------------
Expenses:
  Operating and administrative                                       5,622,561        3,534,208   1,202,525        885,829
  Write-down of kiosk                                                  475,000          475,000           -              -
  Advertising and marketing                                          1,236,709          512,449     275,789        448,471
  Research and development                                             260,307          102,000           -        158,307
  Depreciation and amortization                                        683,292          589,833      45,395         48,064
                                                                   -----------     ------------  ----------  -------------
                                                                     8,277,869        5,213,490   1,523,709      1,540,671
                                                                   -----------     ------------  ----------  -------------

Other income (expenses)
  Proceeds from sale of
    worldwide rights                                                 2,660,000                -           -              -
  Increase in WinNet equity                                          1,739,475                -   1,739,475              -
  Write-off of excess cost over
    net assets acquired                                             (   88,700)               -           -              -
  Minority interest                                                  1,671,259        1,583,918      87,341              -
  Interest and dividend income                                          13,009                -           -              -
  Interest expense                                                  (  123,119)     (   123,119)           -             -
                                                                   -----------      -----------  ----------  -------------
                                                                     5,871,924        1,460,799   1,826,816              -
                                                                   -----------      -----------  ----------  -------------

Income (loss) from continuing operations
  before taxes                                                      (1,096,389)      (3,573,921)     834,453  (    941,231)

Provision for income taxes                                                   -                -           -              -
                                                                   -----------     ------------  ----------  -------------

Income (loss) from continuing operations                                     -       (3,573,921)     834,453  (    941,231)

Loss on discontinued operations
  (less applicable income tax benefit of
  $-0-)                                                                      -                -           -   (    407,511)
                                                                   -----------     ------------  ----------  -------------

Net income (loss)                                                  $(1,096,389)    $(3,573,921)  $  834,453  $(  1,342,742)
                                                                   ===========     ============  ==========  =============

Weighted average common shares  outstanding                                          20,074,247  20,040,497     18,166,747
                                                                                   ============  ==========  =============



                 See Notes to consolidated financial statements
                                       6

                          UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (CONT'D.)





                                               1995   1994   1993
                                              ------  ----  ------

              Income (loss) per common share

              Continuing operations           $(.18)  $.04  $(.05)

              Discontinued operations             -      -   (.02)
                                              -----   ----  -----

              Net income (loss) per share     $(.18)  $.04  $(.07)
                                              =====   ====  =====





                 See Notes to consolidated financial statements
                                       7

                          UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY



                                Common stock
                               $.01 par value      Paid-in        Accumulated
                              Shares     Amount    Capital          Deficit        Total
                            ----------  --------  ----------    --------------  -----------

Balance, December 31, 1992  16,326,747  $163,267  $11,099,242   $ ( 9,128,607)   $2,133,902

New shares issued            3,680,000    36,800      149,700               -       186,500

Net loss                             -         -      -           ( 1,342,742)   (1,342,742)
                            ----------  --------  ------------  -------------   -----------

Balance, December 31, 1993  20,006,747   200,067    11,382,565    (10,471,349)    1,111,283

New shares issued               67,500       675        83,928              -        84,603

Net income                           -         -             -        834,453       834,453
                            ----------  --------  ------------  -------------   -----------


Balance, December 31, 1994  20,074,247   200,742    11,466,493    ( 9,633,352)    2,033,883

Conversion of indebtedness   2,762,500    27,625     1,353,625              -     1,381,250

Common stock subscribed        637,500     6,375       312,375              -       318,750

Contributed capital                  -         -        50,103              -        50,103

Acquisition of Winners All
 International stock         1,456,250    14,563             -              -        14,563

Net Loss                             -         -             -    ( 3,573,921)   (3,573,921)
                            ----------  --------  ------------  -------------   -----------

Balance, December 31, 1995  24,930,497  $249,305  $ 13,182,596  $ (13,207,273)  $   224,628
                            ==========  ========  ============  =============   ===========




                 See Notes to consolidated financial statements
                                       8

                 See Notes to consolidated financial statements
                                       9

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



NOTE 2:  CONVERSION FROM CANADIAN GAAP TO UNITED STATES GAAP (CONT'D.)

                                                      December 31,
                                                      ------------
                                                  1994             1993
                                                ---------       -----------
         Net income (loss) previously reported
           under Canadian GAAP                  $  42,753       $(2,138,442)

         Less adjustment                          791,700           795,700
                                                ---------       -----------
         Net income (loss) reported
           under US GAAP                        $ 834,453       $(1,342,742)
                                                =========       ===========


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




         Summarized financial data for Win Network, LLC is as follows:

                                       BALANCE SHEET

                                          Assets
                                                            12/31/95              12/31/94
Current Assets                                             $   60,041            $3,182,095
Due from Affiliates                                           673,447                     -
Equipment & Kiosks                                          1,164,911               124,538
                                                           ----------            ----------
                                                           $1,898,399            $3,306,633
                                                           ==========            ==========

                             Liabilities and Partners' Equity

Current liabilities                                        $  616,462            $   10,000
Due to Affiliates                                           1,697,669                64,145
Partners' Equity                                            (415,732)             3,232,488
                                                           ----------            ----------
                                                           $1,898,399            $3,306,633
                                                           ==========            ==========

                                  STATEMENT OF OPERATIONS

                                                           Year ended            One month
                                                            12/31/95           ended 12/31/94
Revenues
 Sales                                                     $  168,270            $        -
Expenses
 Advertising and marketing                                    528,660                     -
 General and administrative                                 2,901,887               178,246
 Depreciation                                                 357,546                     -
                                                           ----------            ----------
                                                            3,788,093               178,246
Other expense
 Interest expense                                              15,372                     -
                                                           ----------            ----------
Income (loss) form continuing
 operations before taxes                                   (3,635,195)             (178,246)
 Income tax expense                                             1,205                     -
                                                           ----------            ----------
Net income (loss)                                          (3,636,400)           $ (178,246)
                                                           ==========            ==========

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

NOTE 6:  INVESTMENT IN WINNERS ALL INTERNATIONAL, INC.

         Investment in Winners All International, Inc. ("WAI") comprises 5,825,000 shares of common stock in WAI or 41% of the outstanding common stock in the publicly held company. These shares of common stock were acquired by issuing one share of common stock in the Company for 4 shares of common stock in WAI or 1,456,250 shares of common stock in the Company. Such shares acquired, including the 50,000 shares acquired in early 1995, have been were recorded at $27,063. Such value recorded has been computed utilizing the equity method after considering intercompany transactions and a valuation allowance on the license. The market price of such stock at February 15, 1996 was $.09 per share.

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
                                          ==========

NOTE 7: FURNITURE AND EQUIPMENT

        A summary of furniture and equipment is as follows:

                                               December 31,
                                            1995          1994
                                            ----          ----
          Vehicles                        $ 36,010       $ 27,010
          Furniture and office equipment   226,717        186,542
                                          --------       --------
                                           262,727        213,552

          Accumulated depreciation         (95,680)       (50,917)
                                          --------       --------
                                          $167,047       $162,635
                                          ========       ========

NOTE 8: KIOSKS

        Kiosks consist of the following:
                                                December 31,
                                             1995          1994
                                             ----          ----

          Completed kiosks                $1,498,485     $  537,792
          Kiosk parts                        388,287        495,338
                                          ----------     ----------
                                           1,886,772      1,033,130

          Accumulated depreciation          (546,988)          -
                                          ----------     ----------
                                          $1,339,784     $1,033,130
                                          ==========     ==========

                          UC'NWIN SYSTEMS CORPORATION
                        (FORMERLY UC'NWIN SYSTEMS, LTD)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1995


NOTE 9:   INTANGIBLE ASSETS

          Intangible assets consist of the following:

                                                     December 31,
                                                  1995          1994
                                                  ----          ----
           Patent costs                        $382,050       $292,166
           Computer software development costs   68,249         67,846
           Computer software technology          10,000         10,000
                                                404,299        370,012

           Accumulated Amortization             (96,924)       (66,646)
                                               --------       --------
                                               $307,375       $303,366
                                               ========       ========

NOTE 10:  ACCOUNTS PAYABLE

          Included in accounts payable are two trade payables in the amount of $140,000, which were converted to interest bearing notes payable due in installments through October 1996. The notes bear interest at 6% per annum. The Company has defaulted on the payment of these notes.


NOTE 11:  ACCRUED EXPENSES

          Accrued expenses consist of the following:

                                                              December 31,
                                                           1995          1994
                                                           ----          ----
          Accrued salaries                               $ 25,895       $     -
          Accrued interest                                 31,554             -
          Accrued sundry expenses                         142,990         3,772
                                                          -------         -----
                                                         $200,439       $ 3,772
                                                          =======         =====
NOTE 12   PAYROLL TAXES PAYABLE

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

NOTE 18:  COMMITMENTS AND CONTINGENCIES


          a) Future minimum rental payments including operating payments, such as common area maintenance, real estate taxes, etc. are as follows:


                     1996              $41,700
                     1997              $43,800
                     1998              $45,900


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