Form 10QSB
period 1996-03-31
UC NWIN SYSTEMS CORP /DE/
filed 1996-07-10
CIK 894049

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:                                                       Commission File Number:
  March 31, 1996                                                                 0-2295
  --------------                                                                 ------


                                     UC'NWIN SYSTEMS CORPORATION
                                     ---------------------------
                        (Exact name of Registrant as specified in its charter)

                           DELAWARE                                            APPLIED FOR
                           --------                                            -----------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification number)

                  5601 North Powerline Road, Suite 404, Ft Lauderdale, Florida 33309
                  ------------------------------------------------------------------
                               (Address of principal executive offices)

                                            (954) 492-9797
                                            --------------
                         (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                     ---      ---

The number of shares of Common Stock outstanding as of March 31, 1996 is 25,739,997.

                          UC'NWIN SYSTEMS CORPORATION

                               INDEX TO FORM 10-Q

                                 MARCH 31, 1996

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995

         Consolidated Statements of Operations
              Three months ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows
              Three months ended March 31, 1996 and 1995

         Notes to Consolidated Financial Statements

ITEM 2.  Managements Discussion and Analysis of Results of
              Operations and Financial Condition



PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

ITEM 2.  Changes in securities

ITEM 3.  Defaults upon senior securities

ITEM 4.  Submission of matters to a vote of security holders

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

                          UC'N WIN SYSTEMS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                        MARCH 31,           DECEMBER 31,
                                                                          1996                  1995
                                                                      ------------          ------------
                                                                       (UNAUDITED)
                                                     ASSETS
                                                     ------

CURRENT ASSETS:
   Cash                                                               $          -          $     14,304
   Accounts receivable                                                       4,024                11,025
   Subscription receivable                                                       -               318,750
   Prepaid expenses                                                         16,614                41,531
   Due from employees                                                        1,230                 2,649
                                                                      ------------          ------------

     Total current assets                                                   21,868               388,259

Furniture and equipment - net                                              152,830               167,047
Kiosks - net                                                             1,156,201             1,339,784
Investment in Winners All International, Inc.                               29,158                27,063
Intangible assets - net                                                    298,760               307,375
Deposits                                                                     2,379                 1,184
                                                                      ------------          ------------

                                                                      $  1,661,196          $  2,230,712
                                                                      ============          ============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------

CURRENT LIABILITIES:
   Cash overdraft                                                     $      9,348          $          -
   Payroll taxes payable and penalties                                     232,738               209,534
   Accounts payable                                                        890,408               865,489
   Accrued expenses                                                        239,442               200,439
   Notes payable                                                           200,000               300,000
   Due to shareholders                                                      86,077               243,965
   Loans payable - related party                                           217,654               186,657
                                                                      ------------          ------------

     Total current liabilities                                           1,875,667             2,006,084


Commitments and contingencies                                                    -                     -

STOCKHOLDERS' EQUITY

   Common shares, $.01 par value, 60,000,000
   shares authorized, 25,739,997 and 24,930,497
   shares issued and outstanding, respectively                             257,400               249,305
   Additional paid-in-capital                                           13,476,596            13,182,596
   Accumulated deficit                                                 (13,948,467)          (13,207,273)
                                                                      ------------          ------------

     Total stockholders' equity                                           (214,471)              224,628
                                                                      ------------          ------------

                                                                      $  1,661,196          $  2,230,712
                                                                      ============          ============


                 See Notes to consolidated financial statements
                                       1

                          UC'N WIN SYSTEMS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          1996            1995
                                                       ---------       ---------
                                                              (UNAUDITED)
SALES                                                  $  51,730       $       -

EXPENSES
   General and administrative                            554,077         283,511
   Advertising and marketing                              33,639          83,960
   Depreciation and amortization                         206,415         212,144
                                                       ---------       ---------
                                                         794,131         579,615

OTHER INCOME (EXPENSE)
   Royalty income                                              -         145,833
   Interest expense                                       (2,154)              -
                                                       ---------       ---------
                                                          (2,154)        145,833

NET LOSS                                               $(744,555)      $(433,782)
                                                       =========       =========

NET LOSS PER SHARE                                     $   (0.03)      $   (0.02)
                                                       =========       =========



                 See Notes to consolidated financial statements

                          UC'N WIN SYSTEMS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1996           1995
                                                                                ---------     ------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(744,555)    $   (800,809)
  Ajustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation and amortization                                              206,415          212,125
                                                                                ---------     ------------
                                                                                 (538,140)        (588,684)

  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                      7,001                -
    (Increase) decrease in investments                                                  -         (114,976)
    (Increase) decrease in due from employees                                       1,419                -
    (Increase) decrease in prepaid expenses                                        24,917                -
    (Increase) decrease in subscription receivable                                318,750        3,182,075
    (Increase) decrease in loans receivable                                             -            9,249
    (Increase) decrease in due from affiliate                                           -         (587,096)
    (Increase) decrease in intangible assets                                            -           37,882
    Increase (decrease) in cash overdraft                                           9,348                -
    Increase (decrease) in due to shareholders                                   (157,888)               -
    Increase (decrease) in notes payable                                         (100,000)               -
    Increase (decrease) in accounts payable and accrued liabilities                63,922          474,822
    Increase (decrease) in payroll taxes payable and penalties                     23,204                -
    Increase (decrease) in loans payable-related party                             30,997         (448,699)
                                                                                ---------     ------------
                                                                                  221,670        2,553,257

NET CASH USED BY OPERATING ACTIVITIES                                            (316,470)       1,964,573

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment/Sale of equipment                                        2,166       (1,333,776)
  Increase in investments                                                          (2,095)               -
  Increase (decrease) in minority interest                                              -         (488,440)
                                                                                ---------     ------------

NET CASH USED BY INVESTING ACTIVITIES                                                  71      (92,933,016)
                                                                                ---------     ------------


CASH FLOWS FORM FINANCING ACTIVITIES
  Issuance of Stock                                                               302,095                -
                                                                                ---------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         302,095                -
                                                                                ---------     ------------

NET DECREASE IN CASH                                                              (14,304)     (90,968,443)
                                                                                ---------     ------------

CASH AT BEGINNING OF PERIOD                                                        14,304           (3,772)
                                                                                ---------     ------------

CASH AT END OF PERIOD                                                           $       -     $    138,585
                                                                                =========     ============



                 See Notes to consolidated financial statements

                          UC'NWIN SYSTEMS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB Rule 10-01 (covering those rules pertaining to Interim Financial Statements) of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in Form 10-K of UC'NWIN Systems Corporation (the "Company") for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  INVESTMENT IN WINNERS' ALL INTERNATIONAL, INC.

         The Company has increased their investment in Winners' All International, Inc. from 41% at December 31 1995 to 46% as of March 31 1996. During the quarter ended March 31, 1996 the Company acquired 838,000 shares of common stock in Winners' All International, Inc. through the issuance of 209,500 shares of common stock in the Company, such shares acquired have been recorded on the equity basis at the amount of $2,095.

                          UC'NWIN SYSTEMS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3:  CONVERSION OF INDEBTEDNESS

         In January 1996, an individual converted $100,000 of indebtedness for 100,000 shares of common stock and 50,000 warrants to purchase 50,000 shares of common stock at $1.50 per warrant.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Quarter ended March 31, 1996 compared to the Quarter ended March 31, 1995.

During the quarter ended March 31, 1996, UC'NWIN Systems Corporation "the Company" decreased their spending on marketing and administrative costs in an effort to preserve working capital and minimize cash requirements. The general and administrative expenses decreased from $1,079,505 to $794,131 for the comparative three months ended March 31, 1995. The decrease was attributed to the reduction in operating expenses due to the ending of the one year agreement for the Shell Oil Company promotion.

The expenses of UC'NWIN Systems, Inc. and UC'NWIN Systems Corporation for the quarter ended March 31, 1996 were $587,716 excluding depreciation and amortization. In December 1994 the Company formed WinNetwork, LLC ("WinNet"), a joint venture arrangement between Winners All, Ltd. and UC'NWIN Systems, Inc. to minimize operational costs between the companies and to maximize the exploitation of the UC'NWIN System.

WinNet is aggressively pursuing kiosk and software contracts for the joint promotion between WinNet and retailers and manufacturers of multiple household name products. Additionally, WinNet has received significant interest in supplying kiosks for proprietary purposes, which would require leasing kiosks to the proprietary customers and charging for software programming and updating. Significant interest for the UC'NWIN System has also been received in the United Kingdom and Europe. The Company has developed sales in the United Kingdom during the three months ended of $51,730.

LIQUIDITY AND CAPITAL RESOURCES

The Company will require financing to create new software programs and to manufacture and place additional kiosks and these software programs. Such financing may be in the form of equity, debt or the leasing of the kiosks and related equipment. The terms of the WinNet agreement states Winners All, Ltd. has agreed to provide $5,000,000 of financing which is estimated by management sufficient to enable the Company to achieve profitability. Winners All, Ltd. provided $3,182,075 of financing through September 30, 1995 by the sale of common stock in its parent company Winners All International, Inc. UC'NWIN Systems Corporation converted $300,000 of financing for the quarter ended March 31, 1996 into equity. The Company is seeking to amend the operating agreement, since WIN is not able to fulfill their obligation to fund WinNet and the Company has assumed the obligation in order to protect their investment. Also, the Company has initiated discussions with financial institutions to secure financing for the manufacturing of kiosks related to the sale or lease of proprietary kiosks.


                           PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS - N/A


Item 2.  CHANGES IN SECURITIES - N/A


Item 3.  DEFAULT UPON SENIOR SECURITIES - N/A


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - N/A


Item 5.  OTHER INFORMATION - N/A


Item 6.  EXHIBITS AND REPORTS



During the quarter ended March 31, 1996 and upto the time of filing the Company entered into the following agreements:

(1) On April 2, 1996 the Company entered into a five year contract with M.H.Meyerson & CO., Inc. to perform investment banking services to the

Company which includes, without limitation, assistance in mergers, acquisitions, internal capital structuring and placement of new debt and equity issues. In consideration for its services Meyerson received Warrants to purchase a total of 500,000 shares of Common Stock with an exercise price of $2.00 per share.

(2) On April 17, 1996 the Company entered into a twelve month professional consulting agreement with Richard Gladstone to develop and distribute corporate fact sheets and information summaries designed to advise potential distributors and users of the Company's technology. In consideration for the Consultants services the board of directors authorized the issuance of 100,000 shares, each consisting of one share of common stock and a 90 day option to purchase 500,000 shares, exercisable at 50% of the closing price of the stock the day before it is issued. At the time of filing the option had not been exercised.

(3) On May 5, 1996 the Company entered into a twelve month professional consulting agreement with Lyle K. Pfeffer to consult with the officers and directors of the Company with respect to the Company's relationship with its shareholders, potential investors and industry securities analysts. The Consultant shall arrange and co-ordinate "Roadshows", individual meetings at which representatives of the company shall meet with shareholders, potential investors and industry securities analysts. in consideration for the Consultants services the board of directors authorized the issuance of 1,000,000 shares of common stock and an option to purchase 1,500,000 options of common stock exercisable at $0.50 for a term of three years.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UC'NWIN Systems Corporation
                                        Registrant


Date: July 9, 1996                      By: /s/ John Neilson
                                            ------------------------
                                            John Neilson
                                            Director, President and
                                            Chief Executive Officer


Date: July 9, 1996                      By: /s/ Ivan Thornley-Hall
                                            ------------------------
                                            Ivan Thornley-Hall
                                            Director, Secretary and
                                            Chief Financial Officer