Form 10QSB
period 1996-06-30
UC NWIN SYSTEMS CORP /DE/
filed 1996-08-20
CIK 894049

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OT 1934


      For Quarter Ended                           Commission File Number
        June 30, 1996                                      0-2295


                           UC'NWIN SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)


                            DELAWARE                                                  APPLIED FOR
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identifiacation number)

               5601 North Powerline Road, Ft. Lauderdale, FL 33309
              (Address of principal executive offices) (Zip Codes)


                                 (954) 492-9797
              (Registrant's telephone number, including area code)


Indicated by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X    No
                                        ----     ----


The number of shares of Common Stock outstanding as of June 30, 1996 is 27,624,997 shares.

                           UC'NWIN SYSTEMS CORPORATION
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 1996

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  Balance Sheets-
                           June 30, 1996 and December 31, 1995          1

                  Statements of Operations-
                           Six months ended June 30, 1996 and 1995      2

                  Statements of Operations-
                           Three months ended June 30, 1996 and 1995    3

                  Statements of Cash Flows-
                           Six months ended June 30, 1996 and 1995      4

                  Notes to the Financial Statements                     5-7

ITEM 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition                       8-9

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              10

ITEM 2.  Changes in securities                                          10

ITEM 3.  Defaults upon senior securities                                10

ITEM 4.  Submission of matters to a vote of security holders            10

ITEM 5.  Other Information                                              10

ITEM 6.  Exhibits and Reports on Form 8-K                               10-11

                  Signatures                                            12

                  Exhibit 27

                          UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                       JUNE 30,           DECEMBER 31,
                                                        1996                 1995
                                                   ---------------        -------------
                                                     (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
       Cash                                           $    8,012          $    14,304
       Accounts receivable                                 3,539               11,025
       Subscription receivable                                 -              318,750
       Prepaid expenses                                        -               41,531
       Due from employees                                      -                2,649
                                                      -----------         -----------

             Total current assets                          11,551             388,259

Furniture and equipment - net                             142,887             167,047
Kiosks - net                                              990,870           1,339,784
Investment in Winners All International, Inc.              29,158              27,063
Intangible assets - net                                   290,125             307,375
Deposits                                                    1,004               1,184
                                                      -----------         -----------

                                                      $ 1,465,595         $ 2,230,712
                                                      ===========         ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Payroll taxes payable and penalties               $   222,8$2         $   209,534
    Accounts payable                                      886,106             865,489
    Accrued expenses                                      284,442             200,439
    Notes payable                                         200,000             300,000
    Due to shareholders                                   152,278             243,965
    Loans payable - related party                         237,128             186,657
                                                      -----------         -----------

             Total current liabilities                   1,982,786          2,006,084

Commitments and contingencies                                    -                  -

STOCKHOLDERS' EQUITY

   Common shares, $.01 par value, 60,000,000
   shares authorized, 27,624,997 and 24,930,497
   shares issued and outstanding, respectively             276,250             249,305
   Additional paid-in-capital                           14,573,094          13,182,596
   Accumulated deficit                                 (14,759,452)        (13,207,273)
   Unearned compensation                                  (607,083)                  -
                                                      ------------        -------------

             Total stockholders' equity                   (517,191)            224,628
                                                      ------------        ------------

                                                      $  1,465,595        $  2,230,712
                                                      ============        ============

                 See notes to consolidated financial statements

                          UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                          -------------------------------------
                                                              1996                     1995
                                                          ------------             ------------
                                                                       (UNAUDITED)


    SALES                                                 $     51,730              $         -

    EXPENSES
         General and administrative                          1,213,233                2,033,154
         Advertising and marketing                              35,551                  340,830
         Depreciation and amortization                         350,994                  529,050
                                                          ------------             ------------
                                                             1,599,778                2,903,034

    OTHER INCOME (EXPENSE)
         Minority interest                                           -                1,109,801
         Interest expense                                       (4,131)                       -
         Other income                                                -                    2,379
                                                          ------------             ------------
                                                                (4,131)               1,112,180

    NET LOSS                                              $ (1,552,179)            $ (1,790,854)
                                                          ============             ============

    Weighted Average Common Shares Outstanding              26,277,747               20,047,247
                                                          ============             ============

    NET LOSS PER SHARE                                    $      (0.06)            $      (0.09)
                                                          ============             ============

                 See notes to consolidated financial statements

                          UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                          -------------------------------------
                                                              1996                     1995
                                                          ------------             ------------
                                                                       (UNAUDITED)


    SALES                                                   $        -               $        -

    EXPENSES
         General and administrative                            659,156                1,154,926
         Advertising and marketing                               1,912                  139,553
         Depreciation and amortization                         144,579                  316,925
                                                          ------------             ------------
                                                               805,647                1,611,404

    OTHER INCOME (EXPENSE)
         Minority interest                                           -                  621,359
         Interest expense                                       (1,977)                       -
                                                          ------------             ------------
                                                                (1,977)                 621,359

    NET LOSS                                              $   (807,624)            $   (990,045)
                                                          ============             ============

    Weighted Average Common Shares Outstanding              26,682,497               20,047,247
                                                          ============             ============

    NET LOSS PER SHARE                                    $      (0.03)            $      (0.05)
                                                          ============             ============

                 See notes to consolidated financial statements

                          UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                       -----------------------------------
                                                                                          1996                     1995
                                                                                       -----------             -----------
                                                                                                   (UNAUDITED)
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                      $(1,552,179)            $(1,790,854)
         Ajustments to reconcile net loss to net
            cash provided by operating activities:
               Depreciation and amortization                                               350,994                 529,050
               Unearned compensation amortization                                          117,917                       -
                                                                                       -----------             -----------
                                                                                        (1,083,268)             (1,261,804)
         Changes in assets and liabilities
            (Increase) decrease in accounts receivable                                       7,486                 (41,200)
            (Increase) decrease in investments                                                   -                 (54,294)
            (Increase) decrease in due from employees                                        2,649                       -
            (Increase) decrease in prepaid expenses                                         41,531
            (Increase) decrease in subscription receivable                                 318,750               3,182,075
            (Increase) decrease in loans receivable                                              -                  (1,018)
            (Increase) decrease in due from affiliate                                            -                (987,166)
            (Increase) decrease in other assets                                                180                  36,405
            (Increase) decrease in intangible assets                                        43,219                  37,882
            (Increase) decrease in other assets                                                  -                  (3,229)
            Increase (decrease) in due to shareholders                                     (91,687)                      -
            Increase (decrease) in notes payable                                          (100,000)                      -
            Increase (decrease) in accounts payable and accrued liabilities                104,620                 935,356
            Increase (decrease) in other current liabilities                                     -                  74,662
            Increase (decrease) in payroll taxes payable and penalties                      13,298                       -
            Increase (decrease) in loans payable-related party                              50,471                 905,803
                                                                                       -----------             -----------
                                                                                           390,517               4,085,276

    NET CASH USED BY OPERATING ACTIVITIES                                                 (692,751)              2,823,472

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of equipment/Sale of equipment                                         23,056              (1,704,413)
         Increase in investments                                                            (2,095)                      -
         Increase (decrease) in minority interest                                                -              (1,109,801)
                                                                                       -----------             -----------

    NET CASH USED BY INVESTING ACTIVITIES                                                   20,961              (2,814,214)
                                                                                       -----------             -----------

    CASH FLOWS FORM FINANCING ACTIVITIES
         Issuance of Stock                                                                 665,498                       -
                                                                                       -----------             -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                              665,498                       -
                                                                                       -----------             -----------

    NET DECREASE IN CASH                                                                    (6,292)                  9,258
                                                                                       -----------             -----------

    CASH AT BEGINNING OF PERIOD                                                             14,304                  (3,772)
                                                                                       -----------             -----------

    CASH AT END OF PERIOD                                                              $     8,012             $     5,486
                                                                                       ===========             ===========


    SUPPLEMENTAL CASH FLOW INFORMATION
         NON CASH FINANCING ACTIVITIES:
            Stock issued for services                                                  $   725,000             $         -
                                                                                       ===========             ===========

                 See notes to consolidated financial statements

                           UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 1.  FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB Rule 10-01 (covering those rules pertaining to Interim Financial Statements) of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in Form 10-K of UC'NWIN Systems Corporation (the "Company") for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

NOTE 2:  INVESTMENT IN WINNERS' ALL INTERNATIONAL, INC.

         The Company has increased their investment in Winners' All International, Inc. from 41% at December 31 1995 to 46% as of March 31, 1996. During the quarter ended March 31, 1996 the Company acquired 838,000 shares of common stock in Winners' All International, Inc. through the issuance of 209,500 shares of common stock in the Company, such shares acquired have been recorded on the equity basis at the amount of $2,095.

                           UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3:  CONVERSION OF INDEBTEDNESS

         a) In January 1996, an individual converted $100,000 of indebtedness for 200,000 shares of common stock and 100,000 warrants to purchase 100,000 shares of common stock at $1.50 per warrant.

         b) In February 1996, a major shareholder converted $200,000 of indebtedness for 400,000 shares of common stock and 200,000 warrants to purchase 200,000 shares of common stock at $1.50 per warrant.

         c) In May 1996, $30,348 of trade payables were converted for 60,000 shares of common stock.


NOTE 4:  CONSULTING AGREEMENTS

         a) On April 2, 1996, the Company entered into a five year contract with M.H. Meyerson & Co., Inc. to perform investment banking services for the Company. In consideration for its services M.H. Meyerson received warrants to purchase a total of 500,000 shares of common stock with an exercise price of $2.00 per share. Such warrants were valued at $25,000 and will be amortized over five years.

         b) On April 17, 1996 the Company entered into a twelve month professional consulting agreement with Richard Gladstone to develop and distribute corporate fact sheets and information summaries designed to advise potential distributors and users of the Company's technology. In consideration for the Consultant's services the board of directors authorized the issuance of 100,000 shares, each consisting of one share of common stock and a 90 day option to purchase 500,000 shares, exercisable at 50% of the closing price of the stock the day before it is issued. These shares issued were valued at $50,000 and the stock options issued were valued at $50,000. Such amounts will be amortized over the next twelve months. In June 1996, Mr. Gladstone exercised his option to purchase the 500,000 shares of common stock at $0.50 per share by converting $180,000 of monies loaned to the Company and $70,000 of trade payables incurred by the Company with his company for travel related services.

         c) On May 5, 1996 the Company entered into a twelve month professional consulting agreement with Lyle K. Pfeffer to consult with the officers and directors of the Company with respect to the Company's relationship with its shareholders, potential investors and industry securities analysts. In

                           UC'NWIN SYSTEMS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         consideration for the services to be rendered, the Board of Directors authorized the issuance of 1,000,000 shares of common stock and an option to purchase 1,500,000 options of common stock exercisable at $0.50 for a term of three years. These shares issued were valued at $500,000 and the options issued were valued at $100,000. Such amounts will be amortized over the next twelve months. In June 1996, the Company received $100,000 for the exercise of 200,000 options for common stock at $.50 per share.

NOTE 5   SUBSEQUENT EVENTS

         a) On July 19, 1996 the Company entered into a twelve month professional consulting agreement with Mark Ellert to develop and market corporate fact sheets and summaries designed to advise potential distributors and users in the hotel and travel industry of the Company's kiosk technology and in the retail industry potential distributors of the Company's prepaid cellular telephone systems. In consideration for the consultants services the directors authorized the issuance of 450,000 shares of the Company's common stock and 450,000 stock options exercisable at $2.50 a share for three years.

         b) On July 26, 1996 the Company entered into a joint marketing agreement with Telecard Communications, Inc. ("TCI"), of New York to act as a non-exclusive sales and marketing representative in the marketing, distribution and sale of prepaid cellular telephones and airtime, (the "Product"), for an initial term of five years with automatic annual renewals thereafter unless terminated by either party by written notice given at least ninety days prior to the expiration of any yearly period. The Company may sell the Product within the United States and its territories and in any foreign country. In full consideration of TCI was granted by the Company a warrant to purchase five hundred thousand shares of its common stock, $.01 par value, having an exercise price of $.45 per share and a term of five years. The Company will receive forty per cent of the net profits from the sale of the Product during the term. Upon termination of this agreement the Company will not be restricted in selling prepaid cellular telephones and airtime to its customers as long as the cellular telephone systems are manufactured by a manufacturer other than TCI's vendor.

         c) On August 8, 1996, the Company entered into a twelve month professional consulting agreement with Richard Gladstone to develop and market corporate fact sheets and summaries designed to advise potential distributors and users of the Company's prepaid cellular telephone systems in the travel and hospitality industries. In consideration for the consultant's services the board of directors authorized the issuance of 400,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

WinNetwork, LLC ("WinNet") a joint venture arrangement between Winners All, Ltd. and UC'NWIN Systems, Inc., a subsidiary of UC'NWIN Systems Corporation (the Company), organized to minimize operational costs between the two companies and to maximize the exploitation of the UC'NWIN System. WinNet is pursuing kiosk and software contracts for joint promotion between WinNet and retailers and manufacturers of multiple household name products, but due to the lack of sufficient working capital in the recent months, the Company has had to refocus most of its efforts on raising funds to provide working capital to continue pursuing the exploitation of the UC'NWIN System. Although the Company continues to receive significant interest in supplying kiosks for proprietary purposes, including the leasing of such kiosks and developing proprietary software programs, the development and promotional work has been limited due to the lack of sufficient working capital. The Company has also received interests in the UC'NWIN System in the United Kingdom and Europe where the Company has received $51,730 of sales for the six months ended June 30, 1996.

In July 1996, the Company entered into a joint marketing agreement with Telecard Communications, Inc. of New York to sell pre-paid cellular telephones and airtime. The Telecard pre-paid cellular service is a unique new technology with patents pending which permits customer to pre-pay for their cellular airtime and avoid all complications which preclude credit impaired customers from obtaining cellular telephone accounts. Customers can purchase a pre-paid cellular telephone for as little as $250 and avoid credit checks, turn-downs, long-term contracts, security deposits and monthly invoices. The pre-paid cellular telephones will be available through a network of major retailers, super markets, drug stores, convenience stores and shopping malls.

Quarter ended June 30, 1996 compared to the Quarter ended June 30, 1995

The Company did not develop any reserves for the quarter ended June 30, 1996 (the "1996" Quarter); revenues for the quarter ended June 30, 1995 (the "1995 Quarter) were also $0. The development of revenues for the UC'NWIN System has been difficult primarily due to the lack of sufficient working capital necessary to adequately market an support the UC'NWIN System.

General and administrative costs have decreased significantly to $659,156 for the 1996 Quarter as compared to $1,154,926 for the 1995 Quarter. Advertising and marketing expenses decreased significantly to $1,912 for the 1996 Quarter from $139,553 for the 1995 Quarter. Most of the decrease in the aforementioned expenses can be attributed to the reduction in overhead due to the lack of working capital. Approximately $116,000 of the 1996 Quarter expenses can be attributed to amortization of consulting fees valued from stock and stock options issued during the 1996 Quarter.

Six months ended June 30, 1996 compared to the six months ended June 30, 1995.

During the quarter ended June 30, 1996 (the "1996 Period"),the Company decreased their spending on marketing and administrative costs in an effort to preserve working capital and minimize cash requirements. Sales have increased to $51,730 for the 1996 Period from $0 from the 1995 Period, primarily due to the evaluation fees paid from the UK interest in the UC'NWIN System. The general and administrative expenses decreased to $1,213,233 for the 1996 Period from $2,033,154 for the 1995 Period. Advertising and marketing costs were also reduced significantly for the 1996 Period of $35,551 as compared to $340,830 for the 1995 Period. The decrease was largely attributed to the reduction in operating expenses due to the ending of the one year agreement for the Shell Oil Company promotion, and the reduction in overhead due to the lack of sufficient working capital.

The expenses of the 1996 Period excluded depreciation and amortization expenses of $350,994 as compared to $529,050 for the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company will require financing in the form of equity or debt to pursue the promotion and development of the UC'NWIN System and the TCI joint venture of promoting the prepaid cellular phones.

The Company has developed working capital during 1996 primarily through the debt financings which were subsequently converted to common stock. During 1996, $400,348 of payables were converted to common stock, and $280,000 of stock options were exercised to fund working capital requirements. The Company has also been able to employ consultants through the issuance of common stock or stock options.

The working capital deficit increased at June 30, 1996 to $1,971,235 from $1,617,825 at December 31, 1995.

The WinNet joint venture has failed to provide any additional financing above the initial $3 million provided in early 1995. Consequently, the Company is seeking to modify the terms of the initial joint venture arrangement, since Winners All, Ltd. was not able to fulfill their obligations and the Company had to fund such obligations.

The Company is currently in discussions to obtain debt and equity financings to fund working capital needs for both the UC'NWIN System and the TCI joint venture.

                           PART III OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES SHAREHOLDERS - None

ITEM 5.  OTHER INFORMATION - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1) On July 26, 1996 the Company entered into a joint marketing agreement with Telecard Communications, Inc. ("TCI"), of New York to act as a non-exclusive sales and marketing representative in the marketing, distribution and sale of prepaid cellular telephones and airtime, (the "Product"), for an initial term of five years with automatic annual renewals thereafter unless terminated by either party by written notice given at least ninety days prior to the expiration of any yearly period. UC'NWIN Systems may sell the Product within the United States and its territories and in any foreign country. In full consideration of TCI agreeing to appoint the Company as its sales and marketing agent, TCI was granted by the UC'NWIN a warrant to purchase Five Hundred Thousand (500,000) shares of its common stock, $.01 par value, having an exercise price of $.45 per share and a term of five (5) years. The UC'NWIN will receive forty per cent (40%) of the Net Profits from the sale of the Product during the term. Upon termination of this agreement the Company will not be restricted in selling prepaid cellular telephones and airtime to its customers as long as the cellular telephone systems are manufactured by a manufacturer other than TCI's vendor.

(2) On August 8, 1996, the Company entered into a twelve month professional consulting agreement with Richard Gladstone to develop and market corporate fact sheets and summaries designed to advise potential distributors and users of the Company's prepaid cellular telephone systems in the travel and hospitality industries. In consideration for the consultant's services the board of directors authorized the issuance of 400,000 shares of the Company's common stock.

(3) On July 19, 1996 the Company entered into a twelve month professional consulting agreement with Mark Ellert to develop and market corporate fact sheets and summaries designed to advise potential distributors and users in the hotel and travel industry of the Company's kiosk technology and in the retail industry potential distributors of the Company's prepaid cellular telephone systems. In consideration for the consultants services the directors authorized the issuance of 450,000 shares of the Company's common stock and 450,000 stock options exercisable at $2.50 a share for three years.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UC'NWIN Systems Corporation
                                             Registrant

Date:  August 20, 1996                       By: /s/ John Neilson
                                               ---------------------------------
                                               John Neilson
                                               Director, President and Chief
                                               Executive Officer



Date:  August 20, 1996                       By: /s/ Ivan Thornley-Hall
                                               ---------------------------------
                                               Ivan Thornley-Hall
                                               Director, Secretary and Chief
                                               Financial Officer

                                EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule