Form 10KSB
period 1999-12-31
WINNERS EDGE COM INC
filed 2000-03-13
CIK 894049

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                  COMMISSION FILE NO.: 0-22954

                  THE WINNER'S EDGE.COM, INC.
                  ---------------------------
         (Name of Small Business Issuer in its Charter)

        Delaware                                 65-0952186
    ---------------                            --------------
(State or other jurisdiction                   (IRS Employer
 of incorporation or organization)          Identification No.)

  1900 Corporate Boulevard, Suite 400 East, Boca Raton, FL 33431
  --------------------------------------------------------------
   (Address of principal executive offices, including zip code)

                          (561) 988-3333
                        ------------------
                   (Issuer's telephone number)

                   UC'NWIN SYSTEMS CORPORATION
     5601 North Powerline Road, Ft. Lauderdale, Florida 33309
     --------------------------------------------------------
       (Former Name, Former Address and Formal Fiscal Year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act: None
                                                             ----
     Securities registered pursuant to 12(g) of the Act: None
                                                         ----
Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]    No  [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $14,762.00

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $.10 per share on December 31, 1999, was $2,503,180.30.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan
confirmed by a court.  Yes [  ]     No  [ x ]

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

25,031,803 shares of Common Stock were outstanding as of December
31, 1999.

                THE WINNER'S EDGE.COM, INC. F/K/A
                   UC'NWIN SYSTEMS CORPORATION



                        TABLE OF CONTENTS

                                                          Page
PART I                                                    ----

Item 1.  Business.........................................  3

Item 2.  Properties....................................... 10

Item 3.  Legal Proceedings................................ 10

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 10

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 11

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 12

Item 7.  Financial Statements and Supplementary Date...... 14

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 15

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 15

Item 10. Executive Compensation........................... 17

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 18

Item 12. Certain Relationships and Related Transactions... 19

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 20

SIGNATURES

               PART I - FORWARD LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for certain forward-looking statements.   The
forward-looking statements contained in this Form 10-KSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

                              PART I

ITEM 1.  BUSINESS
         --------

INTRODUCTION

The Winner's Edge.com, Inc. f/k/a UC'NWIN Systems Corporation (the "Company" or the "Registrant") was a publicly-held Canadian corporation, organized in Canada in 1993 under the name FMG Telecomputer, Ltd., and later reincorporated in Delaware on December 11, 1995. The Company was engaged in the development, manufacture, sale and marketing of its UC'NWIN System, an in-store interactive informational solutions software program designed to be furnished to corporations in the U.S., UK, Europe and Asia, delivered through interactive kiosks and websites on the Internet. Corporations were to use the software programs and delivery systems to disseminate catalogs, product information, promotional offers, to collect and collate consumer research data, and provide a direct communications link with consumers. The software programs were designed to serve as sales driven and value added vehicles that would build consumer loyalty to manufacturer and retailer.

The Company, through its wholly-owned U.S. subsidiary, UC'NWIN Systems, Inc., had licensed the worldwide rights (except for the United States) to Winners All Ltd., to manufacture or lease the UC'NWIN system. By agreement dated December, 1994, and as subsequently amended in June, 1995, the Company, through its wholly owned U.S. subsidiary, UC'NWIN Systems, Inc. and Winners All Ltd. (a wholly owned subsidiary of Winners All International, Inc.) Created WIN Network, LLC., ("WinNet") a limited liability company, registered under the laws of the State of New York, to exploit the UC'NWIN system. The Company and Winners All Ltd. contributed the tangible and intangible rights to the UC'NWIN System with the Company owning fifty-one percent (51%) of WinNet and Winners All Ltd. owning the remaining forty-nine percent (49%). The business venture, however, never commenced business operations.

     Beginning January, 1996, the Company investigated the possibility of a business combination, but the Company lacked the capital necessary to pursue any acquisition and, further, lacked a sufficient revenue base to be an attractive takeover target. Additionally, the Company did not possess the capital necessary to prepare and file with the Securities and Exchange Commission (the "Commission") all reports which the Company was required to file under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). The Company had virtually no active business operations since early 1996, and ceased operations on or about November 30, 1996. Expenses for the fiscal year ended December 31, 1997, 1998 and 1999, consisted primarily of general administrative expenses associated with the bankruptcy.

     Beginning February, 1998, a group of five (5) investors led by Anthony D'Amato loaned $125,000 to a New York corporation, QuickPhone, Inc., which was represented to be a wholly-owned subsidiary of the Company. The loan was secured by 3,000,000 shares of the common stock of the Company hypothecated and pledged by Gary Robinson, the then President of the Company through his company, SSR Group, Inc. After discovery by the investors that QuickPhone, Inc. was not a subsidiary of the Company, and that other material representations were inaccurate, the investors took control of the 3,000,000 shares of the Company's common stock, representing approximately five percent (5%) of the Company's then issued and outstanding stock. Mr. D'Amato embarked upon a course of conduct designed to take control of the Company to determine whether any value could be salvaged for shareholders. Mr. D'Amato solicited proxies sufficient to elect a new board of directors. On May 20, 1998, the then serving Board of Directors of the Company appointed four (4) new directors and then resigned.

     On June 15, 1998, at the annual meeting of shareholders, a new board of directors was elected consisting of Anthony D'Amato, C.
Wayne Baldridge, Jeffrey H. Morris and Michael E. Fasci.   Prior to
their resignations, the old Board, at the direction of the new Board, voted to cancel the issuance of approximately 30,000,000 shares of the Company's Common Stock to the then directors, officers and consultants of the Company. The investigation by the new Board revealed that the 30,000,000 shares were issued without consideration. Although the issuance was canceled, the Company was unable to verify whether some of the canceled stock was, in fact, issued. In addition, the current Board is unable to verify whether other stock, in fact, had been issued without consideration.

     The new Board inherited a company with virtually no records, supporting documentation, or business operations. The Board determined that the best course of action was to financially and operationally cleanse the Company by reorganizing pursuant to Chapter 11 of the Bankruptcy Code. The Company filed for relief on April 28, 1999, and the Company's First Amended Plan of Reorganization was confirmed on August 11, 1999. (See: Bankruptcy
Reorganization).   The Plan provides the outline for the
commencement of operations for the Company to market software that predicts the outcome of thoroughbred horseraces in North America. (See: Bankruptcy Reorganization and Management's Discussion and Analysis of Financial Condition and Plan of Operations).

     Since the appointment of new Company management, certain members of the Board of Directors have agreed to pay certain obligations of the Company, including certain past due and current accounting and legal fees, stock transfer agent fees, franchise taxes, state and federal taxes, and other expenses incurred or to be incurred in connection with bringing the Company current with respect to reporting obligations under the 1934 Act. The Company has received written authorization from the Commission to file one
(1) Form 10-KSB for the fiscal year ended December 31, 1999, in order to bring the Company current in its filing obligations.

     On November 12, 1998, the Board of Directors ratified certain resolutions as follows:

     a. WIN Network, LLC, has ceased all operations. Investments in the joint ventures have no carrying value, no expected future recovery and are to be written off.

     b. UC'NWIN System Ltd., United Kingdom, has ceased all operations. Investment in UC'NWIN System Ltd., United
          Kingdom have no operations, value, expected future recovery, and is to be written off.

     c. Any and all licensing agreements were determined to have no projected no value.

     d. The Board reconfirmed that the Company terminated its 1996 agreement to merge with Winners All International, Inc. Activities relating to this merger and any shares of stock that were exchanged, during this period, were negated, and all shares returned, including those previously held for investment.

BANKRUPTCY REORGANIZATION

     On April 28, 1999, the Company filed a voluntary bankruptcy petition in the United States Bankruptcy Court for the Southern District of Florida seeking relief pursuant to 11 U.S.C. Chapter
11. The automatic stay provisions of the Bankruptcy Code prohibit creditors from taking action against the Company without first obtaining court approval. Further, the Company is permitted to operate under Company management while the Company formulates a plan of reorganization.

     The Company's First Amended Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on August 11, 1999. The material terms of the Plan include the payment of certain court approved and allowed claims as follows: (i) administrative costs in the amount of $90,278.34, which claim was converted to 500,000 shares of the Company's Common Stock; (ii) each holder of an allowed unsecured claim was entitled to receive shares of common stock in the Reorganized Company, equal in number to the amount of the holder's allowed unsecured claim divided by .058, the determined average common share price; and (iii) existing pre-petition shareholders, warrantholders, and optionholders had their interests adjusted to reflect a one-for-four (1-for-4) reverse stock split of securities issued by the Company pre-petition.

     As a result of bankruptcy reorganization, the Company was able to (i) cancel all of the pre-petition common stock and issue pursuant to the terms of the Plan, new securities in the Company. The cancellation of the pre-petition securities and issuance of new securities enabled the Company to purge any remaining pre-petition common shares which were issued without consideration; (ii) clean up the Company's balance sheet by the elimination of pre-petition creditors claims some of which were unknown due to the Company's pre-1998 lack of record keeping; (iii) enter into an exclusive Licensing Agreement with The Winner's Edge Licensing Corp. to market software and related products to the thoroughbred horse racing industry in the U.S. and its territories, thus providing the Company with meaningful operations; and (iv) the Company settled certain pending legal matters through the Plan which, when viewed with the fact that the unsecured creditors converted debt to equity in the Reorganized Company resulted in a significant reduction of liabilities on the Company's post-reorganization balance sheet.

MARKETS

     The Company is engaged in the business of providing computerized handicapping information to thoroughbred horse racing patrons. The Company's product is distinguished from others by being more accurate as well as easier to follow, understand and use. Therefore it has the potential of appealing to a broader audience than competitive systems. To take advantage of these characteristics, the Company must market its handicapping services to the widest possible audience. Fortunately, the product lends itself particularly well to interactive electronic delivery which the Company is attempting to accomplish through the use of electronic kiosks. Ultimately, the product will be available at the top 50 racetracks in North America, all premiere off-track betting locations, and through the expanding use of its web site on the Internet.

     Attendance at horse tracks in the United States has steadily declined for a number of years. This has prompted racetracks to increasingly rely on revenues from simulcasting and off-track wagering. The industry-wide focus on simulcasting and off-track wagering has increased competition among racetracks for outlets to simulcast their live races. Increasing competitive pressure has driven many tracks to the point of questionable viability, making them vulnerable to be taken over. Hence, the ownership of racetracks is rapidly concentrating into the hands of a few companies with strong promotional capabilities.

     The most active corporations attempting to roll up racetracks are Churchill Downs, Inc. and Magna Entertainment Corporation. The most visible is Churchill Downs, Inc., which in addition to its track at Churchill Downs, home of the Kentucky Derby, has in the past two years acquired Hoosier Park in Indiana, Ellis Park in Kentucky, Calder Race Course in Florida, and Hollywood Park near Los Angeles. The other is Magna Entertainment Corporation which recently acquired racetracks at Santa Anita near Los Angeles, Golden Gate Fields near San Francisco, Gulfstream Park near Miami, Thistledown in Ohio, Remington Park in Oklahoma, and has agreed to acquire Great Lakes Downs in Michigan. Magna Entertainment Corporation, a public company, is currently being spun off to shareholders of its automotive parts parent company and has received an S-1 registration for the public sale of shares in the United States.

     The horseracing industry plans to launch marketing campaigns to attract larger audiences of younger race fans. As with all racetracks, the marketing will focus on increasing off-track betting handles by emphasis on simulcasting races to an increasing audience of race fans who wager remotely from off-track betting locations. Off-track wagering currently represents over 80% of the total betting handle reported by the International Federation of Horseracing Authorities in 1997 to have passed the $15 billion mark in the United States.

     The expansion of wagering participants, especially from remote locations, depends on the presentation of a full complement of past performance data and other handicapping information for each race that is simulcast. The Company feels that it is well prepared to play a leading role in improving the quality, ease of use, and local availability of such information. It further hopes to materially help the industry attract growing numbers of younger race fans.

     All handicapping services rely on data pertaining to horses, jockeys, trainers, and track surfaces. The core of this information is a timing record of each horse in each race at a number of points of call along the track. This information is currently imprecisely calculated and recorded by hand and translated into charts for each race. The Company purchases this information for input to its handicapping process.

     Most track owners want more reliable automated electronic timing systems. Based on experience with automatic segment timing systems at thoroughbred racetracks in other countries, the Company notes that the real time display of race status on the simulcast video or display board of a race at each check point can be made to materially add to the excitement of the race. The Company believes that the proper use of electronic timing data could enhance the simulcast products offered at the racetracks, and so make it easier for the tracks to market horse racing to a wider audience.

     The Company is seriously exploring acquiring, installing and operating electronic segment timing systems at principal race tracks and marketing the use of its timing data to wholesale as well as retail users of such information, while also providing more precise input to its own handicapping system. Wholesale buyers include a range of value added data vendors, including certain of the Company's handicapping competitors.

STRATEGY

     The mission of the Company is to establish itself as a world leader in the processing, management, and distribution of a comprehensive range of information needed to participate internationally in horse racing and wagering. To this end, the Company plans to use interactive electronic methods of dissemination, including large-scale use of the Internet.

RISKS

     The Company's plans rely on the assumption that its handicapping product (which the Company believes demonstrates exceptional accuracy in predicting the outcomes of thoroughbred horse races in the United States) has yet to prove its marketability to an audience that is largely set in its ways. The Company has lacked the resources to validate its market as well as the efficacy of its selected kiosk and Internet means of delivery. Should additional research prove the Company's assumptions to be unrealistic, the economic viability of the enterprise could be seriously affected.

     The Company's hopes of introducing fractional electronic timing to American horse tracks, and thereby obtaining access to a new avenue of business closely related to its handicapping activities, runs the risk of stiff opposition from entrenched organizations using traditional methods of track-side charting. The incumbent sole source of fractional timing data belongs to the Jockey Club in association with other horseman associations and some of the race tracks. Should political resistance overwhelm the Company's track timing endeavors, it could negatively affect its future financial performance.

     The horse racing industry has steadily been losing market share for leisure time activities and has so far largely failed in its attempts to attract a fresh, younger audience. Further decline in consumer interest in horse racing, a continued decrease in attendance and on-track wagering, as well as increased competition in the simulcast wagering market, could lead to an increase in the Company's distribution costs, and may have a material adverse effect on the overall profitability of the Company's handicapping business.

     The Company's long-range aspirations to actively provide on-line wagering services on the Internet will depend on legislative developments in the United States at the Federal and State levels. The United States Congress is currently considering enacting the Internet Gambling Prohibition Act, also known as the "Kyl" Bill, which would amend the Interstate Wire Act to make it clear that persons engaged in the United States in the business of betting or wagering through the Internet as well as casual bettors who knowingly use a communication facility for betting or gambling over the Internet can be fined or imprisoned. Internet service providers would be required to block-out gambling sites and would be subject to state and federal authority. However, the Kyl Bill permits telephone account, interactive television and Internet-based account wagering on horse and Greyhound racing, but not other sports. A similar piece of legislation was recently introduced in the House of Representatives by Rep. Bob Goodlatte (R. Va.). The Company cannot predict the final disposition of either piece of legislation. Even if Federal legislation is amended to legalize on-line wagering, State regulation could still inhibit or even prohibit such activities in certain States.


PATENTS, TRADEMARKS AND LICENSES

     The Company has a ten-year license, renewable for another ten years, for exclusive use of a proprietary computer software program to provide computerized handicapping for United States races to thoroughbred horse racing patrons worldwide. The software program was developed and is being maintained by one of the Company's principals. The Company has no royalty obligation for use of the software.

RESEARCH AND DEVELOPMENT

     The Company developed its own interactive electronic kiosks and web site, and will continue to improve and expand both product delivery methods. It will further conduct research and invest development effort in the improvement of its licensed handicapping software, as well as its prospective track timing business.


ITEM 2.  PROPERTIES
         ----------

At present, the Company does not own or lease any property. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide reception, secretarial, and bookkeeping services are provided to the Company at no cost by the Company's current officers and directors.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company filed a Voluntary Petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States
Bankruptcy Court for the Southern District of Florida, Case No. 99-32064-BKC-PGH, on April 28, 1999. On August 11, 1999, the U.S.
Bankruptcy Court confirmed the Company's First Amended Plan of
Reorganization.

     Other than the aforesaid Bankruptcy Court proceeding, the Company is not a party to any material legal proceeding, nor to the knowledge of management, are any legal proceedings threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The Company's First Amended Plan of Reorganization was submitted to a vote of securityholders (Class 4 - Interest Holders) through a solicitation of votes in conjunction with the bankruptcy confirmation process.

                              PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          ----------------------------------------------

     The Common Stock is currently traded on the OTC Bulletin Board under the symbol "WNNR". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods prior to December 31, 1999, and the OTC Bulletin Board thereafter. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


Fiscal Period                             High Bid     Low Bid

1996:
----
First Quarter...........................   $1.09375    $ .375
Second Quarter..........................    1.25         .375
Third Quarter...........................     .90625      .17
Fourth Quarter..........................     .21         .035

1997:
----
First Quarter...........................   $ .1875     $ .1875
Second Quarter..........................     .17         .16
Third Quarter...........................     .18         .15
Fourth Quarter..........................     .12         .09

1998:
----
First Quarter...........................   $ .125      $ .08
Second Quarter..........................     .08         .08
Third Quarter...........................     .0625       .0625
Fourth Quarter..........................     .0625       .0625

1999:
----
First Quarter...........................   $ .11       $ .09
Second Quarter..........................     .06         .06
Third Quarter ..........................     .11         .0625
Fourth Quarter..........................     .14         .10


     The closing bid price for the Company's Common Stock on the OTC Bulletin Board on March 1, 2000 was $.23 per share.

     As of March 1, 2000, there were approximately 3,815 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of March 1, 2000.

     The Company has never declared or paid cash dividends on its capital stock and the Company's Board of Directors intends to continue its policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION
          ------------------------------------

PLAN OF OPERATION

INTRODUCTION

     The Company's plan of operation for the next twelve (12) months is to continue to aggressively market the Company's revolutionary proprietary handicapping software (the "software") which handicaps the outcome of Thoroughbred Horse races in the United States and its Territories worldwide. This software yields reports that the Company sells at racetracks, authorized betting locations, via the Internet at the Company's web site located at http://www.thewinnersedge.com and, where possible, as a printed part of a race track's program. Additionally, the Company plans to penetrate the growing market segment of broadcast racing represented by such entities as TVG, The Racing Channel, Trackpower.com, and YouBet.com.

     The Registrant is presently a development stage Company. The Company has become current in its reporting obligations under the Securities Exchange Act of 1934 through the preparation and filing of its 1999 annual report on Form 10-KSB. Since the Company has become current in its reporting obligations and now that management will be taking steps to secure the interim financing required to build out the Company, plans are to remove the development stage classification at fiscal year end.

     The financial statements as of December 31, 1999 have been prepared on the going concern basis. For the year ending December 31, the year-to-year comparisons show an increase in the net loss of $369,909 from a loss of $55,798 in 1998 to a loss of $ 425,707 in 1999. Year to date the net loss increased from $55,798 in 1998 to $481,505 in 1999. These loses were incurred due to increased expenses in developing and marketing the Company's products.

     The Company currently does not have the liquidity or capital resources to fund The Winners Edge.com, Inc. without raising capital either from debt or equity funding sources. For its operations to date, the Company has borrowed approximately $150,000 from Drake Alexander and Associates, Inc., a venture capital firm owned by two of the directors of the Company and has raised $10,000 through the private sale of restricted common stock. The Company has engaged the services of merchant banking concern vanAar, Inc. as a consultant to assist and advise in the management and organizational development of the Company and to raise interim financing in the amount of $2,000,000 through short-term lending, private placement with accredited sophisticated investors, or both, pending a possible later secondary public offering of common stock. A detailed business plan outlining specific expenditures to enable the Company to become self-sustaining is being completed by vanAar, Inc.

CASH REQUIREMENTS

     On estimated revenues of $2 million over the next twelve months, the Company expects to lose approximately $850,000. To generate the revenues, the Company will have to expand significantly the Company's operations. The Company will require additional working capital to operate at an expanding level of activity, including the funding of a marketing budget of more than $300,000. The Company estimates that it will require approximately $4.5 million in additional capital in the course of the year. It plans to fill this capital need through the proceeds of a $2 million private placement offering of debt or equity, and from the proceeds of a secondary public offering on the order of $15 million later in the year. Proceeds from the public offering will be used to pay off debt and to fund the continuing growth of the company.

PRODUCT DEVELOPMENT

     The Company plans to continue the development and refinement of its handicapping software products, to expand the scope of its services delivered via the Internet, and to integrate the processing and delivery of track timing data into its flow of information.

     The Company is expanding its business by seeking to utilize electronic, automotive-style race timing systems that have now been successfully adapted to horse racing to more accurately record the performance of horses at tracks of key importance. The instantaneous display of fractional data on the video displays at the racetrack can add measurably to the excitement of a race and will also help tracks to sell their simulcasts more competitively.

It will further aid in the promotion of horse racing to a broader audience.

PURCHASE OF EQUIPMENT

     The Company anticipates purchasing 111 new kiosks for placement at various thoroughbred racetracks and off-track betting locations as well as the acquisition and installation of electronic timing systems at 18 racetracks. The Company estimates the purchase of equipment to cost $2.5 million.

STAFFING

     Consistent with its objective of making the transformation from a startup enterprise to a fully operational business, the Company plans during the next twelve (12) months to hire a significant number of employees, including senior executives in key management positions. Specifically, the Company plans to assemble a team of twelve (12) key personnel to manage and operate the track timing systems at a cost of about $550,000 during the first year;
a second team of twelve (12) key personnel at a cost of about $350,000 to maintain and operate the kiosks at the tracks and off-track betting locations, and a primary contingent to manage the company at an estimated cost of $550,000, for an aggregate estimated cost of $1,450,000.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

     Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services, as the year 2000 approached. Systems that did not recognize such information could generate erroneous data or cause systems to fail. The Company has received notifications from various vendors, suppliers, and equipment manufacturers, of their Year 2000 compliant systems. The Company also has updated its computer systems and hardware to be Year 2000 compliant.

     The Company experienced a problem receiving information from one of its key suppliers after January 1st, 2000 and had to modify portions of its handicapping software to overcome this problem. This caused the Company to miss publication of its reports for a period of two weeks which affected its sales via the Internet and at its kiosks at the Hollywood Park racetrack in Inglewood, CA and the Texas Station casino in Las Vegas. On the positive side, the program modifications improved the accuracy of the Company's handicapping predictions.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     Financial information pursuant to this Item appear elsewhere in this Report. See Item 13.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AN FINANCIAL DISCLOSURE
          ------------------------------------------------

     On January 12, 1996, the Registrant having emigrated from Canada and become a Delaware corporation retained Mazars and Company, LLP ("Mazars & Company"), Certified Public Accountants, of 140 East 45th Street, New York to audit the financial statements of the Registration for the year ended December 31, 1995 and assist management and legal counsel in preparing the Form 10-K and the Management Discussion and Analysis. Prior audits of the financial statements of the Registration had been completed by Iscove Gold & Glatt, Chartered Accountants, of 45 Clair Avenue West, Suite 200, Toronto, Ontario, Canada. At no time have their been any disagreements with Iscove gold & Glatt on accounting or financial matters.

     The report of Mazars & Company on the Company's financial statements for the fiscal year ended December 31, 1995 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1995, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Mazars & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Mazars & Company would have caused Mazars & Company to make reference to the matter in its report.

     During the two (2) most recent fiscal years (1998 and 1999), and for the fiscal years 1996 and 1997, the Company's financial statements were not audited. The company has retained Radin, Glass & Co., LLP, Certified Public Accountants, to audit the financial statements contained herein for the fiscal years 1998 and 1999.


                             PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

     In connection with the Company's present effort to restructure its operations, certain actions were taken with respect to the composition of the Board of Directors. On May 20, 1998, the then current Board of Directors, consisting of Niall Duggan, Edward Fitzpatrick, Ivan Thornley Hall, and Gary Robinson, by unanimous written consent without a meeting, pursuant to Section 141 of General Corporation Law of the State of Delaware, resolved to increase the total number of directors to eight, appoint Anthony D'Amato, Jeffrey Morris, Jeff Goldstein, and C. Wayne Baldridge as new Directors, and then Niall Duggan, Edward Fitzpatrick, and Ivan Thornley Hall resigned as directors, and Gary Robinson resigned as a director and officer of the Company. Thereafter, the current Board of Directors appoint Anthony D'Amato as Acting President, Secretary and Treasurer of the Company. Any and all prior officers and directors previously reported in the Company's SEC filings, no longer hold such positions and are no longer affiliated with the Company.

     Each directors holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors.

     The directors and executive officers of the Company as of the date of this report are as follows:


Name                           Age       Position
----                           ---       --------

C. Wayne Baldridge             49        Chief Executive Officer,
                                         President, and Director

Jeffrey H. Morris              26        Chief Financial Officer
                                         and Director

Anthony D'Amato                29        Director

Michael E. Fasci               40        Director


     C. Wayne Baldridge joined the Company in June 1995, as a director, and has served as the Chief Executive Officer and President since January 1999. Since May, 1996, Mr. Baldridge has served as the Chief Executive Officer of the Winners Edge Licensing Corporation which develops and markets software relating to thoroughbred horse racing. From February 1992 to May 1996, Mr. Baldridge served as International Vice President of Sale and Marketing for ET Solutions, Inc.

     Jeffrey H. Morris joined the Company in June 1998 as a director and has served as the Chief Financial Officer since January 1999. Since May 1997, Mr. Morris has served with drake Alexander & Associates, first as Director of Marketing, and since 1998, as Vice President of Operations. Prior to 1997, Mr. Morris served as Director of Sales for Roma Industries, a manufacturer of fine leather goods. Mr. Morris graduated from Rollins College in 1994 with a Bachelor of Arts degree in Psychology, with a minor in Marketing.

     Anthony D'Amato joined the Company in June 1998 as a director and served from June 1998 through December 1998 as President of the Company. Since May 1997, Mr. D'Amato has served with Drake

Alexander & Associates, first as Director of Financial and, in 1998, as a corporate Vice President. Mr. D'Amato is now Chairman of the Board of Directors of Drake Alexander & Associates. Since 1992, Mr. D'Amato has held various positions with KB Electronics, Inc., a mid-size electronics manufacturing entity. Currently, Mr. D'Amato serves as a director of KB Electronics, Inc. having been elected in 1995.

     Michael E. Fasci joined the Company in August, 1998, as a director and has served as Chairman of the Company's Audit Committee since January 1999. Mr. Fasci is the founder, President and Chief Executive Officer of Process Engineering Services, Inc., which has its principal executive offices located in Raynham, Massachusetts. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment for the manufacturing industry with clients worldwide. Since founding the company in 1987, he has grown the company in each successive year to where it is today with annual sales in excess of 1 million. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small profitable businesses.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1991 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 1991, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in
Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 1999.

                        SUMMARY COMPENSATION TABLE

                                          Annual Compensation                   Long Term Compensation
                                   --------------------------------    -------------------------------------
                                                                                 Awards            Payments
                                                                       --------------------------  ---------
                                                                       Restricted   Securities
Name of Individual                                     Other Annual    Stock        Underlying/    LTIP      All Other
and Principal Position      Year    Salary    Bonus    Compensation    Award(s)     Options/SARs   Payouts   Compensation
----------------------      ----    ------    -----    ------------    ----------   ------------   -------   ------------

C. Wayne Baldridge          1999    $15,000   $ -0-    $      -0-          -0-          -0-          -0-          -0-
  President

Denny Cashatt               1999    $ 7,500   $ -0-    $      -0-          -0-          -0-          -0-          -0-
 Vice President



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

     The following table sets forth, as of December 31, 1999, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)          Class
-------------------                 ------------       ----------
C. Wayne Baldridge                   6,106,585            24.4%
1900 Corporate Blvd.
Suite 400E
Boca Raton, FL 33431

Jeffrey H. Morris                    3,216,152            12.8%
1900 Corporate Blvd.
Suite 400E
Boca Raton, FL 33431

Anthony D'Amato                      1,675,972             6.7%
1900 Corporate Blvd.
Suite 400E
Boca Raton, FL 33431

Michael E. Fasci                     1,707,419(1)          6.8%
1900 Corporate Blvd.
Suite 400E
Boca Raton, FL 33431

David A. Carter                      1,253,645             5.0%
2300 Glades Road
Suite 210, West Tower
Boca Raton, FL 33431

All Directors and Executive
 Officers as a Group (4 persons)    12,706,128            50.7%


________________________

(1)  Includes 82,500 common shares owned by Process Engineering
     Corporation, a private company owned by Mr. Fasci.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     On or about March, 1998, a group of five (5) investors led by Anthony D'Amato and Jeffrey H. Morris, Directors of the Company, acquired 750,000 shares of the Company's common stock from SSR Group, Inc., a privately held company owned by the Company's then president, Gary Robinson.

     On August 11, 1999, the United States Bankruptcy Court for the Southern District of Florida confirmed the Company's First Amended Plan of Reorganization (the "Plan"). In accordance with the Plan, the Company issued 1,849,040 common shares of the newly reorganized Company to pre-petition unsecured creditors, administrative claimants, and professionals who provided services in connection with the bankruptcy.

     In October, 1999, the Company issued 94,828 shares to Michael
E. Fasci, a director of the Company, in consideration for the payment of $22,000 of the Company's accounting fees.

     In December, 1999, pursuant to the Company's Plan, the Company issued to The Winner's Edge Licensing Corp. ("WELC") 12,765,900 shares of the Company's common stock in consideration for the transfer of assets, contracts, and the Licensing Agreement. WELC subsequently transferred all of the shares among directors, Anthony D'Amato, Jeffrey H Morris, C. Wayne Baldridge, and Michael E. Fasci.

     Since none of the company's current officers and directors were in control of the Company during the fiscal years ended December 31, 1996 and 1997, and a portion of fiscal 1998, and the Company ceased operations during late 1996 and did not recommence operations until late 1998, the disclosures regarding agreements of the Company and financial information contained in this annual report on Form 10-KSB were primarily reconstructed from books and records of the Company as they currently exist. Therefore, while the information set forth in this annual report is accurate and complete to the best knowledge of the Company and its present officers and directors, neither the Company nor its current management can give assurances as to the fairness, accuracy or completeness of the disclosures and financial information included in this annual report on form 10-KSB.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K
          ---------------------------------------
(a)(1)    The following documents are filed as part of this report

   (i)    Report of Certified Public Accountants
   (ii)   Balance Sheets at December 31, 1998 and December 31, 1999
   (iii) Statements of Operation for the years ended December 31, 1998 and 1999
   (iv)   Statements of Cash Flows for the years ended December 31,
          1998 and 1999
   (v)    Notes to Consolidated Financial Statements

(a)(3)    The following Exhibits are filed as part of this report

     3.1  Certificate of Incorporation [1]
     3.2  By-laws [1]
     3.3  Certificates of Amendment to Certificate of Incorporation
     3.4  First Amended Plan of Reorganization
     3.5  Order Confirming Debtor's First Amended Plan of
          Reorganization
     3.6  vanAar, Inc. Management Consulting Agreement
     3.7  Licensing and Marketing Agreement
     3.8  First Modification to Licensing and Marketing Agreement


_________________

       [1]     Filed as an exhibit to the Company's Registration
               Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.


     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                            SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UC'NWIN SYSTEMS CORPORATION



Dated: March 8, 2000        By:/s/ C. Wayne Baldridge
                               ------------------------------
                               C. Wayne Baldridge
                               Chief Executive Officer and
                               President


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature               Capacity                   Date
---------               --------                   ----

                        Chief Executive Officer,
/s/ C. Wayne Baldridge  President and Director     March 8, 2000
----------------------
C. Wayne Baldridge



/s/ Jeffrey H. Morris    Secretary/Treasurer       March 8, 2000
----------------------   and Director
Jeffrey H. Morris


/s/ Anthony D'Amato      Director                  March 8, 2000
----------------------
Anthony D'Amato


/s/ Michael E. Fasci     Director                  March 8, 2000
----------------------
Michael E. Fasci

                      SEC FILE NO. 0-22954



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                _______________________________

                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                _______________________________

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               OF

                   THE WINNER'S EDGE.COM, INC.

                  FINANCIAL STATEMENTS FOR THE

                 PERIOD ENDING DECEMBER 31, 1999

   THE WINNER'S EDGE.COM. INC. F/K/A UC'NWIN SYSTEMS CORPORATION



                            CONTENTS
                            --------


  PAGE      F-1 -   INDEPENDENT AUDITORS' REPORT

  PAGE      F-2 -   BALANCE SHEET

  PAGE      F-3 -   STATEMENT OF OPERATIONS

  PAGE      F-4 -   STATEMENT OF DEFIENCY IN ASSETS

  PAGE      F-5 -   STATEMENT OF CASH FLOWS

  PAGE      F-7 -   NOTES TO FINANCIAL STATEMENTS

                  INDEPENDENT AUDITOR'S REPORT


Shareholders and Directors
The Winners Edge.Com, Inc.

     We have audited the accompanying balance sheet of The Winners Edge.Com, Inc. ( a development stage enterprise) as of December 31, 1999, and the related statements of operations, deficiency in assets, and cash flows for the period July 8, 1998 (inception) to December 31, 1998 then ended and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and cash flows for the period July 8, 1998 (inception) to December 31, 1998 then ended and the year ended December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $425,707 for the year ended December 31. 1999, and has minimal working capital as of December 31, 1999. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RADIN, GLASS & CO, LLP

/s/ Radin, Glass & Co. LLP
Certified Public Accountants

New York, New York
February 29, 2000

                  THE WINNER'S EDGE.COM, INC.
                (A Development Stage Enterprise)
                         BALANCE SHEET
                       December 31, 1999


                              ASSETS

CURRENT ASSETS:
  Cash                                          $   2,873
                                                ---------
   TOTAL CURRENT ASSETS                             2,873

EQUIPMENT, net of
accumulated depreciation
of $24,736                                         82,519
                                                ---------
                                                $  85,392
                                                =========

               LIABILITIES AND DEFICIENCY IN ASSETS


CURRENT LIABILITIES:
  Account payable and accrued liabilities       $  71,917
  Due to officers and employees                   188,597
                                                ---------
   TOTAL CURRENT LIABILITIES                      260,514
                                                ---------

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS:
Common shares,$.01 par value,
 60,000,000 shares authorized,
 26,955,941 issued and outstanding                269,559
Additional paid in capital                         38,500
Accumulated deficit                              (483,181)
                                                ---------
   TOTAL DEFICIENCY IN ASSETS                    (175,122)
                                                ---------
                                                $  85,392
                                                =========





See accompanying notes to financial statements.

                     THE WINNER'S EDGE.COM.INC.
                 (A Development Stage Enterprise)
                      STATEMENTS OF OPERATIONS

                       Period July 8, 1998                                 Period July 8, 1998
                          (Inception) to             Year Ended               (Inception) to
                         December 31,1998         December 31, 1999         December 31, 1999
                       --------------------       -----------------        -------------------
SALES                     $       584                $    14,762               $   15,346

EXPENSES:
  Selling general
   and administrative          53,156                    390,339                  443,495
  Stock based
   compensation                   -                       36,250                   36,250
  Advertising                   3,226                     13,880                   17,106
                          -----------                -----------               ----------
     TOTAL EXPENSES            56,382                    440,469                  496,851
                          -----------                -----------               ----------

NET LOSS                  $   (55,798)               $  (425,707)              $ (481,505)
                          ===========                -----------               ----------
NET LOSS PER SHARE        $      (.00)               $      (.02)
                          ===========                ===========
Number of shares
  used in computation      13,252,971                 18,288,729
                          ===========                ===========






See accompanying notes to financial statements.

                          THE WINNER'S EDGE.COM, INC.
                        (A Development Stage Enterprise)
                        STATEMENTS OF DEFICIENCY IN ASSETS

                                Common Stock           Additional
                                        par value      Paid-in        Accumulated
                             Shares       $0.01        Capital        Deficit           Total
                           ----------   ----------     ----------     -----------    -----------
Balance - July 8, 1998
          (Inception)      13,252,971   $  132,530     $    -         $ (402,045)    $ (269,515)

  Net Income (Loss)                -            -           -            (55,798)       (55,798)
                           ----------   ----------     ----------     -----------    ----------
Balance -
 December 31, 1998         13,252,971      132,530            -          (457,843)     (352,313)

Common stock issued
 to creditors pursuant
 to bankruptcy in
 exchange for debt          2,261,109       22,610         60,069         400,369       483,048

Common shares issued for
 litigation settlement         50,000          500         11,100            -           11,600

Common stock issued for
 services pre-reverse
 merger                       700,000        7,000         28,000            -           35,000

Common shares issued for
 reverse merger             9,916,900       99,169        (99,169)           -              -

Common shares issued for
 services post-reverse
 merger                       725,000        7,250         29,000            -           36,250

Common stock sold              50,000          500          9,500            -           10,000

Net Loss                          -            -              -          (425,707)     (425,707)
                           ----------   ----------     ----------     -----------    ----------
Balance -
   December 31, 1999       26,955,941   $  269,559     $   38,500     $ (483,181)    $ (175,122)
                           ==========   ==========     ==========     ==========     ==========



See accompanying notes to financial statements.

                         THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                          STATEMENT OF CASH FLOWS

                                                 Period                              Period
                                              July 8, 1998                         July 8, 1998
                                             (inception) to       Year Ended      (inception) to
                                               December 31,      December 31,      December 31,
                                                  1998              1999               1999
                                             --------------      ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $  (55,798)       $ (425,707)          $ (481,505)
  Adjustments to reconcile
   net loss to net cash used in
   operating activities:
     Depreciation                                   1,192            23,544               24,736
     Stock based compensation                         -              36,250               36,250
  Changes in assets and liabilities:
     Accounts payable and accrued
      liabilities                                     -              71,917               71,917
     Due to officers and employees                (86,250)          274,847              188,597
     Other current assets                         (19,420)           19,420                  -
                                               ----------        ----------           ----------
       NET CASH PROVIDED BY OPERATING
        ACTIVITIES                               (160,276)              271             (160,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment                                       (26,526)          (80,729)            (107,255)
                                               ----------        ----------           ----------
       NET CASH USED IN INVESTING ACTIVITIES      (26,526)          (80,729)            (107,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock                                    187,886            82,247              270,133
                                               ----------        ----------           ----------
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                      187,886            82,247              270,133

NET INCREASE IN CASH                                1,084             1,789                2,873
                                               ----------        ----------           ----------
CASH AT BEGINNING OF THE YEAR                         -               1,084                  -
                                               ----------        ----------           ----------
CASH AT THE END OF THE YEAR                    $    1,084        $    2,873           $    2,873
                                               ==========        ==========           ==========



See accompanying notes to financial statements.

                          THE WINNER'S EDGE.COM, INC.
                       (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS


                                                 Period                              Period
                                              July 8, 1998                         July 8, 1998
                                             (inception) to       Year Ended      (inception) to
                                               December 31,      December 31,      December 31,
                                                  1998              1999               1999
                                             --------------      ------------     --------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                  $    -             $      -             $      -
    Taxes                                          -                    -                    -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for services            $    -             $   36,250           $   36,250






See accompanying notes to financial statements

NOTE 1   -  BUSINESS
            --------

            The Winner's Edge. Com, Inc. ("the Company") formerly known as UC'NWIN Systems Corporation "UC'NWIN" is engaged in the business of providing computerized handicapping to thoroughbred horse racing patrons. The Company markets directly to patrons via website on the Internet and by installation of interactive kiosks at racetracks and off-track betting locations. For accounting purposes, UC'NWIN was acquired by The Winner's Edge Licensing Corp. ("WELC") with the business of WELC being the successor entity upon ratification of the First Amended Plan of Reorganization on August 11, 1999 by the United States Bankruptcy Court, Southern District of Florida. The acquisition has been accounted for as a reverse acquisition as discussed herein with the management of WELC controlling and operating the Company. The financial statements presented primarily represent the operations of WELC from inception July 8, 1998 to December 31, 1999. The legal entity WELC will continue to be privately held by certain officers and directors of the Company, which the sole purpose of the entity is to own and license the proprietary software currently licensed to the Company in the United States. See notes on recapitalization and reorganization of company.


NOTE 2   -  SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES
            ---------------------------------------------

            Recapitalization - On August 11, 1999 the Company acquired WELC and issued 13,252,971 shares or 50.1% for all of the assets, liabilities and contracts except for the handicapping software which was licensed to the Company by the shareholders of WELC. The Company had no significant operations for three years prior to August 11, 1999, while being operated as UC'NWIN. ( See note Reorganization of Company). Accordingly, the transaction has been accounted for as a reverse acquisition by WELC. The capital structure of WELC has been recapitalized to account for the equity structure subsequent to the acquisition, as if WELC had been the issuer of the common stock for all periods presented.

            Going Concern - Due to the start up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. In addition, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

NOTE 2  -   SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES (Cont'd)
            ---------------------------------------------

            The Company has suffered recurring losses amounting to approximately $425,000. The Company intends to raise additional financing through debt or equity financing in the near future to enable the Company to continue operations for at least one year.

            Basis of Presentation   Due to the start-up nature of the
            business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7.

            Revenue Recognition - The Company recognizes revenues as such related services are performed.

            Equipment - Equipment is stated at cost and is depreciated on a straight line basis using estimated lives with range from three to seven years.

            Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Loss per share - The Company has adopted SFAS 128, "Earnings per Share." Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The earnings per common share, assuming dilution, computation gives effect to all dilative potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

            Reverse stock split - On August 11, 1999, the Company declared a four for one reverse stock split. All common share data and per share data have been retroactively adjusted to reflect such reverse stock split.

NOTE 3  -   EQUIPMENT - Equipment consists of the following at
            ---------   December 31, 1999

                Kiosks                   $   74,627
                Computer equipment           20,714
                Software                      5,305
                Furniture & Fixtures          6,609
                                         ----------
                                            107,255
                Accumulated depreciation    (24,736)
                                         ----------
                                         $   82,519
                                         ==========
NOTE 4  -   REORGANIZATION OF COMPANY
            -------------------------

            The predecessor company UC'NWIN formerly know as UC'NWIN SYSTEMS Ltd., was a publicly-held Canadian corporation, organized in Canada in 1993 under the name FMG Telecomputer, Ltd., and later reincorporated in Delaware on December 11, 1995. The company was engaged in the development, manufacture, sale and marketing of its UC'NWIN System, and in-store interactive informational solutions software program designed to be furnished to corporations in the U.S., UK, Europe and Asia, delivered through interactive kiosks and websites on the Internet.

            UC'NWIN through its wholly-owned U.S. subsidiary, UC'NWIN Systems, Inc., had licensed the worldwide rights (except for the United States) to Winners All Ltd., to manufacture or lease the UC'NWIN system. By agreement dated December, 1994, and as subsequently amended in June, 1995, the Company, thorough its wholly owned U.S. subsidiary, UC'NWIN Systems, Inc. and Winners All Ltd. (a wholly owned subsidiary of Winners All International, Inc.) created WIN network, LLC., ("WinNet") a limited liability company, registered under the laws of the State of New York, to exploit the UC'NWIN System. The Company and Winners All Ltd. Contributed the tangible and intangible rights to the UC'NWIN System with the Company owning fifth-one percent (51%) of WinNet and Winners All Ltd. Owing the remaining forty-nine percent (49%).

            On June 15, 1998, the then serving Board of directors of the Company appointed four (4) new directors and then resigned. Prior to their resignations, the Board voted to cancel the issuance of approximately 30,000,000 shares of the Company's common Stock to directors, officers, and consultants of the Company. Since January 1996, the Company investigated the possibility of a business combination, but the Company lacked the capital necessary to pursue any acquisition and, further, lacked sufficient

            -------------------------
            revenue base to be an attractive takeover target. Additionally, the Company did not possess the capital necessary to prepare and file reports which the Company was required to file under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The company had virtually no active business operations since early 1996, and ceased operations on or about November 30, 1996.

            On or about June 1998, a group of investors (the "Investors"), including some of the Company's current management, obtained 750,000 shares of common stock in the Company due to a default on a $125,000 loan to the previous management of the Company. Additionally, in 1998, another 700,000 shares of common stock were issued to a law firm for legal services rendered. On November 12, 1998, the Board of Directors ratified certain resolutions as follows:

            a.   WIN Network, LLC, has ceased all operations.
                 Investments in the joint ventures have not carrying value, no expected future recovery and are to be written off.

            b. UC'NWIN System Ltd., United Kingdom, has ceased all operations. Investment in UC'NWIN System Ltd.,
                 United Kingdom have no operations, value, expected future recovery, and is to be written off.

            c. Any and all licensing agreements were determined to have no projected and have no value.

            d. The Board reconfirmed that the company terminated its 1996 agreement to merge with Winners All International, Inc. Activities relating to this merger and any shares of stock that were exchanged, during this period, were negated, and all shares returned, including those previously held for investment.


NOTE 5  -   PETITION FOR RELIEF UNDER CHAPTER 11
            AND BASIS OF PRESENTATION
            ------------------------------------

            Reorganization and Basis of Presentation   On April 29,
            1999, the Company filed a petition for relief with the United States Bankruptcy Court, Southern District of Florida, under the provisions of Chapter 11 of the

NOTE 5  -   PETITION FOR RELIEF UNDER CHAPTER 11
            AND BASIS OF PRESENTATION (Cont'd)
            ------------------------------------

            Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", UC'NWIN had adopted "fresh-start reporting", but due to the reverse acquisition by the Company such financial data is not applicable and has not been presented. The carrying value of the liabilities were reduced as a result of the adoption of fresh start reporting and the balance of the deficit was offset against paid in capital, to the extent available.

            Pursuant to the terms of the bankruptcy by the Company All shareholders with an aggregate of 50,000 shares or more of common stock had to file with the Clerk of the Bankruptcy Court a proof of interest in such common shares, otherwise such common shares would be extinguished. Common shareholders with less than 50,000 shares of common stock were not required to provide such proof. There were 5,800,000 of such shares cancelled due to the lack of adequate proof of interest.

NOTE 6  -   LICENSE AGREEMENT
            -----------------

            Pursuant to the terms of the license agreement WELC was issued 13,252,971 shares of common stock or 50.1% of the Company to transfer all of the assets and contracts of WELC and enter into a license agreement with WELC for the exclusive and non-transferable right to use the handicapping thoroughbred horse racing software in the United States. The license agreement also required the payment of royalties in the amount of 15% of the gross revenues generated from the licensed software. In December 1999 the Company increased the license to ten years with an option to renew the license for another ten years, the royalty was reduced to 0% and the territorial limitation was removed by the shareholders of WELC for the assumption of $148,752 of liabilities.

NOTE 7  -   EQUITY TRANSACTIONS
            -------------------

            a. Pursuant to the terms of the bankruptcy the Company implemented a one for four reverse stock split. All common stock disclosure have been retroactively adjusted to reflect such stock split.

            -------------------

            b. Certain investors whom loaned $125,000 to the previous management of the Company, obtained 750,000 shares of common stock pursuant to a collateral agreement for the monies loaned.

            c. The Company issued 1,425,000 shares of common stock in 1999 for legal services rendered. The legal services performed for the common stock was recorded at $71,250.

            d. There were 1,799,040 shares issued to creditors pursuant to the bankruptcy in 1999 for the payment of $ 284,149 of outstanding liabilities. An additional 50,000 shares were issued to settle litigation by Raymond Kalley discussed hereafter, valued at $11,600.

            e. Pursuant to the terms of the bankruptcy the shareholders of WELC were issued 13,252,971 shares of common stock, which have been recorded as a recapitalization of the company.

            f. There were 50,000 shares of common stock sold for $10,000 in November 1999.

            g. In January 2000, the Company issued 225,000 shares of common stock to settle a disputed claim from the UC'NWIN bankruptcy in the amount of $52,200. This transaction has been recorded as of the date of the ratification of the bankruptcy plan.

            h. In February 2000, the remaining claim of $55,000 has been settled with the issuance of 237,069 shares of common stock. This transaction has been recorded as of the date of the ratification of the bankruptcy plan.

NOTE 8  -   INCOME TAXES
            ------------

            The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

            ------------

            The net operating loss carry forwards are subject to limitation in any given year in the event of certain events, including significant changes in ownership. The Company has not given recognition to these tax benefits in the accompanying financial statement. At December 31, 1999, the Company had available net operating loss carryforwards for tax purposes of approximately $12,500,000 mostly expiring through 2009 with some smaller net operating loss carryforwards expiring in 2013. Substantially all of the carryforwards are subject to limitations on annual utilization because upon completion of the reverse merger there was an "equity structure shift" involving 5% stockholder (as these terms are defined in Section 382 of the Internal Revenue Code) which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of the Company as of the date of the ownership change multiplied by the applicable Federal Long- Term Tax-Exempt Bond Rate. In August 1999, the Company triggered a Section 382 net operating loss limitation on the cumulative net operating loss carryforwards of approximately $12,000,000. Utilization of such net operating losses is limited to approximately $500,000 per annum. The net operating loss carryforwards result in an estimated $4,000,000 deferred tax asset against which the Company has taken a valuation reserve for the same amount due to the lack of assured taxable income.

NOTE 9  -   LEGAL PROCEEDINGS
            -----------------

            Raymond Kalley, as Trustee of the EB Trust and the PB Trust vs. Allen Manus, Elizabeth (Libby) Manus, UC'NWIN Systems Corporation, a Delaware corporation, f/k/a UC'NWIN System, Inc., a Florida cooperation, and Winners All International, Inc., a Delaware corporation (United States District Court for the Southern District of Florida, Case No. 96-0780-CIV-GRAHAM).

            On or about March 22, 1996, Raymond Kalley, as Trustee for EB Trust and the PB Trust filed suit (the "Kalley Complaint") in the United States District Court for the Southern District of Florida against several defendants, including UC'NWIN. The litigation arose out of the sale of securities by Defendants Allen Manus and Elizabeth Manus to two- (2) foreign trust s established for the benefit of Pauline Braathen an Egil Braathen.

            -----------------

            The Complaint alleges against UC'NWIN violations of
            Section 10(b) of the Securities Exchange Act of 1934 and Rule10b-5 promulgated thereunder (Count I), violations of
            Section 12(2) of the Securities Act of 1933 (Count II), state security violations pursuant to Sections 517.310 and 517.211, Fla. Stat. (Court III), and common law fraud (Court IV).

            On March 9, 1998, a default judgment was entered, largely based upon allegations of plaintiff Raymond Kalley the defendant UC'NWIN had failed to participate in scheduled depositions, had failed to participate in the preparation of the pre-trial stipulation, and had failed to appear at the pre-trial conference.

            On or about August 10, 1998, Kalley and Defendant Winner's All International, Inc. ("Winner's All") entered into a stipulation for settlement whereby Winners All issued to Kalley 350,000 restricted shares of Winner'' All common stock with Kalley having the option to resell to Winner's All the shares for the sum of $150,000 under certain terms and conditions as set forth in the Stipulation for Settlement.

            The Company has been settled this lawsuit for 50,000 shares of common stock, valued at $11,600.

NOTE 10  -  COMMITMENTS AND CONTINGENCIES
            -----------------------------

            In November, 1999, the Company entered into a consulting agreement for a third party company to "staff up and manage the Company" as well as raise interim financing and manage a public offering for the Company. The consulting agreement provided for the following types of compensation; a five percent (5%) commission on all interim financing proceeds; reimbursement of certain management costs, upon the closing of a public offering 1,500,000 shares of common stock or more if the public offering is greater than $20 million, and a Lehman formula contingency fee for other capital transactions such as selling, buying or merging with another company.

                                 EXHIBIT 3.3


             Certificate of Amendment to Certificate of Incorporation

                     CERTIFICATE OF AMENDMENT

                                OF

                   CERTIFICATE OF INCORPORATION

                                OF

                   UC'NWIN SYSTEMS CORPORATION



  UC'NWIN SYSTEMS CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does certify:

  FIRST: pursuant to the Company's First Amended Plan of Reorganization approved and confirmed by the United States Bankruptcy Court of the Southern District of Florida on August 11, 1999, the Board of Directors of the Corporation is effecting a one-for-four (1 for 4) reverse stock split of the issued and outstanding shares of capital stock of the Corporation pursuant to which all holders of shares of capital stock of the Corporation as of the Record Date, as defined below, will receive one (1) share of capital stock of the Corporation for each four (4) shares of capital stock then held and, for the purpose of effecting such stock split, to amend the Articles of Incorporation of the Corporation; and be it further

  SECOND: that as a result of such amendments to the Articles of Incorporation, the par value of the shares of capital stock of the Corporation shall remain at $.01 par value per share, and the number of authorized shares of the Corporation shall be reduced to 15,000,000 shares as a result of the one-for-four reverse stock split; and be it further



        EX 3.3 - Pg. 1


  THIRD: pursuant to the Company's First Amended Plan of Reorganization dated August 11, 1999, that the Board of Directors of the Corporation is effecting a name change to "The Winner's Edge.com, Inc." and, for the purpose of effecting such name change, to amend the Articles of Incorporation of the Corporation; and be it further

  RESOLVED, that in furtherance of and in connection with the name change of the Corporation, the Board of Directors deems it desirable to delete Article I to the Certificate of Incorporation of the Corporation and to insert the following in its place and stead:

   "The name of the Corporation is The Winner's Edge.com, Inc."

  RESOLVED, that in furtherance of and in connection with the reverse split of the capital stock of the Corporation, the Board of Directors deems it desirable to delete Article IV to the Certificate of Incorporation of the Corporation and to insert the following in its place and stead:

       "The total number of shares of stock which the Corporation shall have authority to issue is fifteen million (15,000,000). All such shares are to be common stock, par value of one cent ($.01), and are to be of one class."

  and it be further

  RESOLVED, that the name change and one-for-four (1-for-4) reverse stock split of the capital stock of the Corporation, is effective on November 1, 1999 (the "Payable Date") to the record holders of the capital stock of the Corporation at the close of business on October 29, 1999 (the "Record Date").



        EX 3.3 - Pg. 2


  FOURTH:   that in lieu of a meeting and vote of stockholders,
and in accordance with the provisions of Section 303 of the General Corporation Law of the State of Delaware, the Board of Directors of said corporation, by the unanimous written consent of its members, as necessary to effectuate the Company's First Amended Plan of Reorganization dated August 11, 1999, adopted a resolution proposing and declaring advisable the amendments to the Certificate of Incorporation of said Corporation.

  FIFTH: that the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

  IT WITNESS WHEREOF, UC'NWIN SYSTEMS CORPORATION has caused this
Certificate to be signed by Jeffrey Morris, its Secretary, this 13th day of October, 1999.
                           UC'NWIN SYSTEMS CORPORATION



                           By: /s/ Jeffrey Morris
                              Jeffrey Morris, Secretary





        EX 3.3 - Pg. 3




                     CERTIFICATE OF AMENDMENT

                                OF

                   CERTIFICATE OF INCORPORATION

                                OF

                   THE WINNER'S EDGE.COM, INC.


  THE WINNER'S EDGE.COM, INC. (f/k/a UC'NWIN Systems Corporation), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does certify:

  FIRST: that pursuant to the Order Confirming the Company's First Amended Plan of Reorganization of August 11, 1999, and pursuant to the unanimous written consent of the Board of Directors of said corporation, the Board adopted a resolution dated August 31, 1999, amending Article Four to the Articles of Incorporation of the Company to fix the aggregate number of shares of Capital Stock that the Company shall have authority to issue at Fifteen Million (15,000,000) shares.

  SECOND: that in lieu of a meeting and vote of stockholders, and in accordance with the provisions of Section 303 of the General Corporation Law of the State of Delaware, the Board of Directors of said corporation, by the unanimous written consent of its members, as necessary to effectuate the Company's First Amended Plan of Reorganization of August 11, 1999, adopted a resolution proposing and declaring advisable the following amendment to the Certificate of Incorporation of said Corporation:

  RESOLVED, that the Certificate of Incorporation of The
  Winner's Edge.com, Inc. be amended by deleting Article Four to the Articles of Incorporation of the Company and to insert the following in its place and stead:



        EX 3.3 - Pg. 4


       "The total number of shares of stock which the Corporation shall have authority to issue is sixty million (60,000,000). All such shares are to be common stock, par value of one cent ($.01), and are to be of one class."

  THIRD: that the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

  IT WITNESS WHEREOF, The Winner's Edge.com, Inc. has caused this
Certificate to be signed by Jeffrey Morris, its Secretary this 1st day of November, 1999.
                           THE WINNER'S EDGE.COM, INC.



                           By:/s/ Jeffrey Morris
                              Jeffrey Morris, Secretary





        EX 3.3 - Pg. 5




                          Exhibit 3.4

               First Amended Plan of Reorganization

                  UNITED STATES BANKRUPTCY COURT
                  SOUTHERN DISTRICT OF FLORIDA
                    WEST PALM BEACH DIVISION


In re:                               Case No.

UC'NWIN SYSTEMS CORPORATION,         Chapter 11


  Debtor.
____________________________/


         DEBTOR'S FIRST AMENDED PLAN OF REORGANIZATION
         ---------------------------------------------

  UC'NWIN SYSTEMS CORPORATION, debtor and debtor-in-possession
(the "Debtor"), submits and proposes this First Amended Plan of Reorganization (the "Plan"), pursuant to 11 U.S.C. Sec. 1121.




        EX 3.4 - Pg. 1


                        TABLE OF CONTENTS

                                                                 Page

     ARTICLE I Definitions. . . . . . . . . . . . . . . . . . .  1-4

     ARTICLE II Classification of Claims and Interests  . . . .  5

         2.1, Class 1 Claims. . . . . . . . . . . . . . . . . .  5

         2.2, Class 2 Claims. . . . . . . . . . . . . . . . . .  5

         2.3, Class 3 Claims. . . . . . . . . . . . . . . . . .  5

         2.4, Class 4 Claims. . . . . . . . . . . . . . . . . .  5

     ARTICLE III Treatment of Administrative Claims
       And Priority Tax Claims. . . . . . . . . . . . . . . . .  5

         3.1, Administrative Expense Claims are not
              impaired. . . . . . . . . . . . . . . . . . . . .  5,6

         3.2, Tax Claims are not impaired . . . . . . . . . . .  6

     ARTICLE IV Treatment of Classes of Claims and
                Interests . . . . . . . . . . . . . . . . . . .  6

         4.1, Class 1.  Provisions for Treatment of
              Allowed Priority Claims; Class 1 Claims
              Are Not Impaired. . . . . . . . . . . . . . . . .  6

         4.2, Class 2.  Provisions for Treatment of
              Allowed Unsecured Claims; Class 2 Claims
              Are Impaired. . . . . . . . . . . . . . . . . . .  7

         4.3, Class 3.  Provisions for Treatment of
              Allowed Subordinated Claims; Class 3 Claims
              Are Impaired. . . . . . . . . . . . . . . . . . .  7

         4.4, Class 4.  Provisions for Treatment of
              Allowed Interests; Class 4 Interests Are
              Impaired. . . . . . . . . . . . . . . . . . . . .  7

     ARTICLE V-Means for Execution of the Plan. . . . . . . . .  7

         5.1, The Reorganized Debtor. . . . . . . . . . . . . .  7

         5.2, Winner's Edge Agreement . . . . . . . . . . . . .  7,8

         5.3, Directors of the Reorganized Debtor
              Upon the Effective Date . . . . . . . . . . . . .  8

         5.4, Officers of the Reorganized Debtors . . . . . . .  8

         5.5, Exemption from Registration of New
              Stock . . . . . . . . . . . . . . . . . . . . . .  8

         5.6, Disputed Claims and Interests . . . . . . . . . .  8,9

         5.7, Exemption from Stamp and Transfer Taxes . . . . .  9


        EX 3.4 - Pg. 2



         5.8, Unclaimed Property. . . . . . . . . . . . . . . .  9

         5.9, Cramdown. . . . . . . . . . . . . . . . . . . . .  9

         5.10, Distribution to Holders of Allowed Claims
               Allowed Interests. . . . . . . . . . . . . . . .  9,10

         5.11, Withdrawal of the Plan . . . . . . . . . . . . .  10

         5.12, Surrender of Old Common Stock. . . . . . . . . .  10

     Article VI-Effect of the Plan on Claims
                and Interests . . . . . . . . . . . . . . . . .  10

         6.1, Terms and Binding . . . . . . . . . . . . . . . .  10

         6.2, Revesting and Vesting . . . . . . . . . . . . . .  10

         6.3, Automatic Stay Provisions and Effect
              of Confirmation . . . . . . . . . . . . . . . . .  10,11

         6.4, Retention and Enforcement of Claims . . . . . . .  11

         6.5, Objections to Claims and Interests. . . . . . . .  11

         6.6, Discharge . . . . . . . . . . . . . . . . . . . .  11

     Article VII-Executory Contracts and Unexpired Leases . . .  11

     Article VIII-Conditions to Confirmation and
                  Consummation. . . . . . . . . . . . . . . . .  12

         8.1, Conditions to Confirmation. . . . . . . . . . . .  12

         8.2, Conditions to Consummation. . . . . . . . . . . .  12

         8.3, Waiver of Conditions to Confirmation
              and Consummation. . . . . . . . . . . . . . . . .  12,13

         8.4, Effect of Nonoccurrence of the Conditions
              to Consummation . . . . . . . . . . . . . . . . .  13

     Article IX-Administrative Provisions . . . . . . . . . . .  13

         9.1, Retention of Jurisdiction.  . . . . . . . . . . .  13,14

         9.2, Governing Law . . . . . . . . . . . . . . . . . .  14

         9.3, Corporate Action. . . . . . . . . . . . . . . . .  14,15

         9.4, Effectuating Documents and Further
              Transaction . . . . . . . . . . . . . . . . . . .  15

         9.5, Limitation of Liability. . . . . . . . . . . . . . 15



        EX 3.4 - Pg. 3



         9.6, Amendments. . . . . . . . . . . . . . . . . . . .  15,16

         9.7, Successors and Assigns. . . . . . . . . . . . . .  16

         9.8, Confirmation Order and Plan Control . . . . . . .  16

         9.9, Rules of Construction . . . . . . . . . . . . . .  17



        EX 3.4 - Pg. 4


                          ARTICLE I

                         DEFINITIONS
                         -----------

          As used in this Plan, the capitalized terms set forth below shall have the following meanings. Such meanings shall be equally applicable to the singular and plural forms of the terms defined unless the context requires otherwise. Unless otherwise defined herein, the terms used in the Plan have the same meaning as defined in the Bankruptcy Code, and if not defined in the Bankruptcy Code, then as defined in the Bankruptcy Rules:

     1.1 "Administrative Expense Claim" means an expense entitled to administrative status under Sec. 503(b) of the Bankruptcy Code that is entitled to treatment under Sec. 507(a)(1) of the Bankruptcy Code.

     1.2 "Affiliate" means as that term is defined in Sec. 101(2) of the Bankruptcy Code.

     1.3 "Allowed Claim" means a Claim to the extent such Claim is: (a) either: (i) scheduled by the Debtor pursuant to the Bankruptcy Code and Bankruptcy Rules in a liquidated amount and that is not listed as contingent, unliquidated, or disputed; or
(ii) proof of which has been timely filed with the Court, or deemed timely filed with the Court pursuant to an Order of the Court, or late filed with leave of Court after notice and a hearing, except, however, a proof of claim so filed shall supersede any scheduling of such Claim under Sec. 521(1) of the Bankruptcy Code; and (b) either (i) not objected to within the period prescribed by the Bankruptcy Code, Bankruptcy Rules or applicable orders of the Court; or (ii) that has otherwise been allowed by a Final Order of the Court, or this Plan.

     1.4 "Allowed Interest" means an Interest (a) for which a timely proof of interest has been timely filed with the Court, or deemed timely filed with the Court, pursuant to an Order of the Court, or late filed with leave of the Court after notice and a hearing; and (b) either (i) not objected to within a period prescribed by the Bankruptcy Rules or applicable Orders of the Court; or (ii) has been allowed by a Final Order of the Court or this Plan.

     1.5 "Average Share Price" means the average of the mean of the per share closing price of the Debtor's Old Common Stock as listed on the OTC Bulletin Board for the five (5) trading days preceding two (2) business days prior to the date of the Confirmation Hearing.

     1.6  "Bankruptcy Code" or "Code" means Title 11 of the
United States Code, 11 U.S.C. Sec. 101 et seq., as now in effect or hereafter amended.

     1.7  "Bankruptcy Court" means the United States Bankruptcy
Court for the Southern District of Florida having jurisdiction over the Reorganization Cases or any proceedings therein.


        EX 3.4 - Pg. 5


     1.8  "Bankruptcy Rules" means the Federal Rules of
Bankruptcy Procedure and the Local Rules of the Bankruptcy Court
(including any applicable local rules of the United States
District Court for the Southern District of Florida), as now in effect or hereafter amended.

     1.9 "Business Day" means any day except a Saturday, Sunday, or "legal holiday" as such term is defined in Bankruptcy Rule
9006(a).

     1.10 "Cash" means cash, negotiable instruments, documents of title, securities, deposit accounts, accounts receivable, or other cash equivalents whenever acquired, and includes the proceeds, products, offspring, rents, or profits, including, but not limited to bank deposits, checks, and other similar items, whether held by a Debtor or an affiliate or designee of a Debtor, and whether held in a designated account, and whether existing before or after the Petition Date.

     1.11 "Claim" means as that term is defined in Sec. 101(5) of the Bankruptcy Code.

     1.12 "Class" means a group of Claims or Interests consisting of one or more Claims or Interests substantially similar to each other as classified under this Plan.

     1.13 "Confirmation Date" means the date and time on which the Clerk of the Bankruptcy Court enters the Confirmation Order on its docket.

     1.14 "Confirmation Hearing" means the hearing for the Court to consider confirmation of this Plan.

     1.15 "Confirmation Order" means the Order entered by the Bankruptcy Court confirming the Plan pursuant to Sec. 1129 of the Bankruptcy Code.

     1.16 "Court" means the United States Bankruptcy Court for the Southern District of Florida, or any other court exercising competent jurisdiction over the Debtor's Reorganization Case or any proceedings therein.

     1.17 "Debtor" means UC'NWIN Systems Corporation, the debtor and debtor-in-possession.

     1.18 "Disbursing Agent" means the entity or entities designated in the Confirmation Order to disburse Cash
Distributions pursuant to this Plan.

     1.19 "Disputed" means with respect to a Claim or Interest: a Claim or Interest (a) the allowance of which, in whole or in part, is the subject of a timely objection filed by the Debtor or party in interest, with standing to object to Claims or Interest herein; or (b) held by a party against whom the Debtor has asserted a claim that has the effect under Sec. 502(d) of the Bankruptcy Code of precluding distribution on such Claim or Interests.


        EX 3.4 - Pg. 6


     1.20 "Distribution" means the Cash or other consideration to be distributed under the Plan to the holders of Allowed Claims or Interest.

     1.21 "Effective Date" means the earlier of (a) the date the Reorganized Debtor or the Disbursing Agent commenced making
Distributions under the Plan; or (b) the date that is forty-five
(45) days following the Confirmation Date.

     1.22 "Entity" means as that term is defined in Sec. 101(15) of the Bankruptcy Code.

     1.23 "Final Order" means an order or judgment of the Court, or other court of competent jurisdiction, as entered on the docket of such court that has not been reversed, stayed, modified or amended, and as to which: (a) the time to appeal, seek review or rehearing, or petition for certiorari has expired and no timely-filed appeal or petition for review, rehearing, remand or certiorari is pending; or (b) any appeal taken or petition for certiorari filed has been resolved by the highest court to which the order or judgment was appealed or from which certiorari was sought.

     1.24 "FSC&F" means Ferrell Schultz Carter & Fertel, P.A., bankruptcy counsel for the Debtor, whose retention was approved by Order of the Court, dated May 5, 1999.

     1.25 "Insider" means as that term is defined in Sec. 101(31) of the Bankruptcy Code.

     1.26 "Interest" means the legal, equitable, and contractual rights of a holder of an equity security, which is issued and outstanding as of the Petition Date in a Debtor.

     1.27 "New Common Stock" means the new voting common stock of the Reorganized Debtor to be distributed hereunder, issued on or after the Effective Date.

     1.28 "Old Common Stock" means the preconfirmation common stock of the Debtor as of the Petition Date in the approximate amount outstanding of thirty (30) million shares.

     1.29 "Petition Date" means April 28, 1999, the date on which the Debtor commenced this Reorganization Case by filing its voluntary petition for relief under Chapter 11 of the Bankruptcy
Code.

     1.30 "Plan" means this Debtor's First Amended Plan of
Reorganization in its present form or as it may be modified, amended, or supplemented from time to time and approved by the Court.

     1.31 "Priority Claim" means a Claim, if allowed, entitled to priority pursuant to Sec. 507(a) of the Bankruptcy Code, other than:
(a) an Administrative Expense Claim; or (b) a Tax Claim entitled to priority treatment pursuant to Sec. 507(a)(8) of the Bankruptcy Code.


        EX 3.4 - Pg. 7


     1.32 "Reorganized Debtor" means the Debtor, or its successor corporation, on or after the Effective Date, as reorganized pursuant to this Plan.

     1.33 "Secured Claim" means a Claim, secured by a valid lien, security interest, or other charge against or interest in property in which a Debtor has an interest, or which is subject to setoff under Sec. 553 of the Bankruptcy Code, to the extent of lesser of (i) the amount of such claim; or (ii) the value of the Debtor's interest in the property as determined by the Court pursuant to Sec. 506(a) of the Bankruptcy Code, or (b) Agreement between the Debtor and the holder of the Secured Claim or (iii) to the extent of the amount subject to setoff, as the case may be. That portion of such Claim exceeding the value of the security held therefor shall be an Unsecured Claim.

     1.34 "Subordinated Claim" shall mean any Claim, including without limitation, the claim of Raymond Kelley, Trustee of the EB Trust and PB Trust, arising from rescission of a purchase or sale of a security of the Debtor or an affiliate of the Debtor, for damages arising from the purchase or sale of such a security, or for reimbursement or contribution allowed under Sec. 502 of the Bankruptcy Code on account of such a Claim, which Claims are subject to subordination, pursuant to Sec. 510(b) of the Bankruptcy Code.

     1.35 "Tax Claim" means a Claim of a governmental unit entitled to priority treatment under Sec. 507(a)(8) of the Bankruptcy Code.

     1.36 "Unsecured Claim" means any Claim that is not an Administrative Expense Claim, Priority Claim, or Secured Claim

     1.37 "Winner's Edge LC" means the Winner's Edge Licensing
Corp.

     1.38 "Winner's Edge Agreement" means that certain Agreement, between Winner's Edge LC and the Debtor, as amended, a copy of which is appended to the Disclosure Statement as Exhibit "2".


                           ARTICLE II

             CLASSIFICATION OF CLAIMS AND INTERESTS
             --------------------------------------

Generally, a Claim or Interest is classified in a particular
Class for voting and distribution purposes only to the extent the Claim or Interest qualifies within the description of that Class, and is classified in another Class to the extent any remainder of the Claim or Interest qualifies within the description of such other Class. Administrative Expense Claims entitled to priority treatment pursuant to Sec. 507(a)(1) and 507(a)(2) and Priority Tax Claims entitled to priority treatment pursuant to Sec. 507(a) are not classified pursuant to Sec. 1123(a)(1) and are treated as provided in Article III of this Plan. For purposes of the Plan, Claims and Interest are Classified as Follows:


        EX 3.4 - Pg. 8


     2.1  Class 1 Claims.  Class 1 Claims shall consist of all
Allowed Priority Claims.

     2.2  Class 2 Claims. Class 2 Claims shall consist of all
Allowed Unsecured Claims.

     2.3  Class 3 Claims.  Class 3 Claims shall consist of all
Allowed Subordinated Claims.

     2.4  Class 4 Claims.  Class 4 shall consist of all Allowed
Interests.

                          ARTICLE III

   TREATMENT OF ADMINISTRATIVE CLAIMS AND PRIORITY TAX CLAIMS
   ----------------------------------------------------------

     3.1 Administrative Expense Claims Are Not Impaired. Each holder of an Allowed Administrative Expense Claim shall be paid in full in Cash on the Effective Date or as soon thereafter as is practicable in accordance with the legal, equitable, and contractual rights of the holder of such Allowed Administrative Expense Claim, unless otherwise agreed; provided, however, that with respect to the Allowed Administrative Claim of FSC&F the Debtor shall have the option of electing to either pay FSC&F's Allowed Administrative Claim (less the prepetition fee and cost retainer received by FSC&F in the amount of $20,800, which shall be applied by FSC&F to reduce the amount of FSC&F's Allowed Administrative Claim) in full in cash or issue FSC&F 500,000 shares of New Common Stock in full satisfaction of FSC&F's
Allowed Administrative Claim.   The Reorganized Debtor shall
further pay to the United States Trustee the appropriate sums required pursuant to 28 U.S.C. Sec. 1930(a)(6) for the periods subsequent to the confirmation of the Plan within the time period set forth therein, until the earlier of the entry of a final



        EX 3.4 - Pg. 9


decree closing this case or the entry of an Order dismissing this case or converting this case to another chapter of the Code, and simultaneously with the payment of these fees the Reorganized Debtor shall provide to the United States Trustee an appropriate affidavit indicating the cash disbursements for the relevant period, to the extent the Reorganized Debtor was not required to file the debtor-in-possession reports.

     3.2 Tax Claims Are Not Impaired. The Debtor's books and records do not reflect any outstanding Allowed Tax Claims entitled to priority under 11 U.S.C. Sec. 507(a)(8). If, however, there are subsequent Allowed Tax Claims entitled to a priority under 11 U.S.C. Sec. 507(a)(8), such allowed Tax Claims shall be paid in full in Cash over a period not exceeding six (6) years from the respective dates of assessments as follows: seventy-two equal monthly installments of principal, plus accrued interest from the unpaid allowed amount of such Claims at seven (7%) percent per annum, beginning on the tenth Business Day of the first month after the Distribution Date and continuing on the same date each month thereafter until such Allowed Claims are paid in full. The foregoing amortization will result in the payment in full of the allowed amount of the Tax Claims by the end of the sixth year. Notwithstanding anything to the contrary contained elsewhere in this Plan, however, the allowed amount of each Tax Claim together with accrued and unpaid interest thereon at seven (7%) percent per annum shall be paid in full not later than the date that is six (6) years following the date of the assessment of the tax.


        EX 3.4 - Pg. 10


                           ARTICLE IV

          TREATMENT OF CLASSES OF CLAIMS AND INTERESTS
          --------------------------------------------

The treatment afforded holders of Allowed Claims and Allowed Interest under this Article of the Plan shall be in full settlement, release, and discharge of their Allowed Claims and Allowed Interests. Holders of Allowed Claims in Class 1 of the Plan are not impaired under the Plan. Holders of Claims or Interests in Classes 2, 3 and 4 of the Plan are impaired.

     4.1 Class 1. Provisions for Treatment of Allowed Priority Claims; Class 1 Claims Are Not Impaired. Each holder of an Allowed Priority Claim entitled to priority under 11 U.S.C. Sec. 502(a)(3), 507(a)(4), 507(a)(5), or 507(a)(6), shall be paid by the Reorganized Debtor: (i) the full amount of such Allowed Priority Claim, in cash, without interest, on the later of (a) the Effective Date or as soon thereafter as is practicable, or
(b) the date on which Allowed Priority Claim becomes due and payable pursuant to the terms of the agreement upon which such Allowed Priority Claim is based, or applicable Final Order; or
(ii) in such amount and on such date and under such terms as agreed upon between the holder of such Allowed Priority Claim and the Reorganized Debtor or as may be contained in a Final Order. The Debtor's books and records do not reflect the existence of any Class 1 Priority Claims.

     4.2 Class 2. Provisions for Treatment of Allowed Unsecured Claims; Class 2 Claims Are Impaired. Each holder of an Allowed Unsecured Claim shall receive shares of New Common Stock equal in number to the amount of the holder's Allowed Unsecured Claim


        EX 3.4 - Pg. 11


divided by the Average Share Price, which number shall then be divided by four (4) to reflect a four (4) to one (1) reverse stock split of the Old Common Stock.

     4.3 Class 3. Provisions for Treatment of Allowed Subordinated Claims; Class 3 Claims Are Impaired. Each holder of an Allowed Subordinated Claim shall receive shares of New Common Stock, the number of which shall equal the number of shares of the Old Common Stock held by each holder divided by four (4) to reflect a four (4) to one (1) reverse stock split of the Old Common Stock.

     4.4 Class 4. Provisions for Treatment of Allowed Interests; Class 4 Interests Are Impaired. Each holder of an Allowed Interest shall receive shares of New Common Stock equal in number to the shares of Old Common Stock held by each holder divided by four (4), which shall reflect a four (4) to one (1) reverse stock split of the Old Common Stock. To participate in the treatment afforded holders of Allowed Class 4 Interest, each holder, who holds in aggregate 50,000 shares or more of the Debtor's Common Stock, must file with the Clerk of the Bankruptcy Court and serve on counsel for the Debtor a proof of interest form on or before the expiration of the proof of interest bar deadline set by separate order of the Bankruptcy Court. Any such holder of a Class 4 Interest who fails to timely file a proof of interest shall be barred from participation in Distributions under the Plan and shall have their alleged Class 4 Interest extinguished. Each holder, who holds in aggregate less than 50,000 shares, is not required to file a proof of interest.


        EX 3.4 - Pg. 12


                           ARTICLE V

                MEANS FOR EXECUTION OF THE PLAN
                -------------------------------

     5.1 The Reorganized Debtor. All of the Old Common Stock shall be canceled upon the Effective Date. The Reorganized Debtor shall be renamed "The Winner's Edge.Com." The business of the Reorganized Debtor, initially at least, shall consist exclusively of the marketing of the software and related products provided by Winner's Edge LC to the Reorganized Debtor on the Effective Date, pursuant to the Winner's Edge Agreement, a copy of which is appended Exhibit "2" to the Disclosure Statement.

     5.2 Winner's Edge Agreement. Pursuant to the terms and conditions of the Winner's Edge Agreement, Winner's Edge LC shall grant the Reorganized Debtor an exclusive license to market "The Winner's Edge" software and related products in the United States and its territories. To effectuate the marketing thereof, Winner's Edge LC shall also transfer ownership of all kiosks and related assets as well as assign all contracts relating thereto to the Reorganized Debtor upon the Effective Date.

     In exchange for the transfer and assignment of the above assets and contracts to the Reorganized Debtor as provided for in the Winner's Edge Agreement, Winner's Edge LC shall receive not less than ten (10) million shares of New Common Stock or fifty percent (50%) of the New Common Stock Distribution under this Plan, whichever is higher, to effectuate the Plan. In addition, the Reorganized Debtor shall pay Winner's Edge a twenty percent (20%) royalty fee on gross sales of the Winner's Edge software and related products. The remaining ten (10) million shares of New Common Stock authorized to be issued by the Reorganized Debtor to the extent necessary shall be distributed to holders of Classes 2 and 3 Claims and Class 4 Interests as provided for in
Article IV of the Plan.


        EX 3.4 - Pg. 13


     5.3 Directors of the Reorganized Debtor upon the Effective Date. The existing Board of Directors consisting of C. Wayne Baldridge, Jeffrey H. Morris, Anthony D'Amato, and Michael E. Fasci shall continue in office upon the Effective Date. A duly noticed meeting of shareholders may be scheduled after the Confirmation Date at which time a new Board of Directors shall be elected pursuant to the applicable provisions of the Reorganized Debtor's by-laws.

     5.4  Officers of the Reorganized Debtors.  C. Wayne
Baldridge shall continue to serve as Chief Executive Officer and President, and Jeffrey H. Morris shall continue to serve as Treasurer and Michael E. Fasci shall continue to serve as Secretary until such time as the shareholders meeting as required by Sec. 5.3 above is held and new officers may be appointed by the Board of Directors, pursuant to the Reorganized Debtor's by-laws. The salaries of the officers shall be established by the Board of Directors at the shareholder's meeting with at least fifty percent (50%) of the shareholders present.

     5.5  Exemption from Registration of New Common Stock.
Pursuant to Sec. 1145 of the Bankruptcy Code, the distribution of the New Common Stock as provided for under this Article shall be


        EX 3.4 - Pg. 14


exempt from registration. All New Common Stock shall be freely tradable upon issuance.

     5.6 Disputed Claims and Interests. No Distribution shall be made in respect of a Disputed Claim until such Claim or Interest becomes an Allowed Claim or Allowed Interest by Final Order determining the allowable amount of the Claim or Interest or approving a compromise of the Claim or Interest. The Reorganized Debtor shall review and file objections to claims in accordance with Local Rule 307 or as otherwise ordered by the Court.

     5.7 Exemption from Stamp and Transfer Taxes. Any sale, transfer, securities issuance or distribution or other transaction conducted pursuant to this Plan shall be exempt, pursuant to Sec. 1145 and Sec. 1146 of the Bankruptcy Code, from any law imposing stamp tax or similar tax.

     5.8 Unclaimed Property. In the event any funds or shares as the case may be remain unclaimed for a period of one (1) year after the Distribution Date, the allowed amount of such Claim or Interest, the payment or shares for which was unclaimed, shall be reduced then to zero dollars and such unclaimed Distribution shall revert to the Disbursing Agent who shall immediately turn over the unclaimed Distribution to the Reorganized Debtor.

     A distribution of funds or shares is unclaimed, if, without limitation, the holder of a Claim or Interest entitled thereto does not cash a check or if the check or shares mailed to the holder at the address set forth in the Debtor's schedule of creditors having priority, creditors holding security, or


        EX 3.4 - Pg. 15


creditors having unsecured claims without priority or set forth in the proof of claim filed by such holder is returned by the United States Postal Service as undeliverable.

     Unless the holder of a Claim advises the Reorganized Debtor or the Disbursing Agent of a change of address, all Distributions or notices shall be sent to such holder at the address stated in the Debtor's bankruptcy schedules or in a properly filed proof of claim or proof of interests. The Debtor, the Disbursing Agent, and any professionals retained by them shall have no obligation to locate the holder of a Claim or Interest whose distribution or notice is properly mailed by nevertheless returned.

     5.9 Cramdown. If any impaired Class of Claims or Interests fails to accept the Plan in accordance with Sec. 1126 of the Bankruptcy Code, and all of the applicable requirements of Sec. 1129(a) of the Bankruptcy Code, other than subsection (8) thereof, are found to have been met with respect to the Plan, the Debtor may seek confirmation of the Plan pursuant to Sec. 1129(b) of the Bankruptcy Code, known as the Cramdown Provisions. PURSUANT TO THE CRAMDOWN PROVISIONS, THE DEBTOR MAY SEEK TO HAVE THE PLAN CONFIRMED OVER THE REJECTION OF ANY VOTING CLASS WHICH DOES NOT ACCEPT THE PLAN. For purposes of seeking confirmation under the Cramdown Provisions, should that alternative means of confirmation prove to be necessary, the Debtor reserves the right to modify or vary the treatment of the Claims or Interests of the rejecting classes, in order to comply with the requirements of Sec. 1129(b), provided such modifications or amendments are filed


        EX 3.4 - Pg. 16


with the Court and served on all parties in interest entitled to receive notice, pursuant to Bankruptcy Rules 2002 and 3019.

     5.10 Distribution to Holders of Allowed Claims and Allowed Interests. On the Effective Date, or as soon thereafter as is practicable, the Reorganized Debtor shall make the Distributions of New Common Stock to holders of Class 2 and 3 Allowed Claims and Class 4 Allowed Interest. The Disbursing Agent shall make all cash distributions required under the Plan. The Reorganized Debtor shall establish a sufficient reserve of New Common Stock to allow distribution to said disputed holders if the disputed Claims or Interests becomes subsequently allowed. No fraction of shares of New Common Stock shall be distributed, rather all such fractions shall be rounded to the nearest whole number.

     5.11 Withdrawal of the Plan. The Debtor reserves the right to modify or revoke the right to modify or revoke and withdraw this Plan, at its sole option at any time before the Confirmation Date or if the Debtor for any reason is unable to consummate the Plan after the Confirmation Date. The Debtor reserves the right to make non-substantive modifications to the Plan prior to Confirmation.


     5.12 Surrender of Old Common Stock. Each holder of Old Common Stock shall surrender such security to the Reorganized Debtor with a duly executed letter of transmittal. No Distribution hereunder shall be made to any holder of such Interest unless such instrument is received or the nonavailability of such instrument is established to the


        EX 3.4 - Pg. 17


satisfaction of the Reorganized Debtor. Notwithstanding anything to the contrary, any such holder of a Disputed Claim or Disputed
Interest shall not be required to surrender the instrument until final resolution of the dispute.


                           ARTICLE VI

           EFFECT OF THE PLAN ON CLAIMS AND INTERESTS
           ------------------------------------------

     6.1 Terms are Binding. All of the provisions of this Plan, including all appendices and other documents substantially in the form of the Exhibits hereto, shall be binding on the Debtor, the Debtor's estate, all holders of Claims or Interests, and all other Entities who are affected in any manner by the Plan.

     6.2 Revesting and Vesting. All assets of the Debtor's estate shall be transferred to and shall vest in the Reorganized Debtor, free and clear of all liens, claims, encumbrances, and interests in accordance with and as contemplated in Article V of this Plan and the appendices and other documents related hereto, and in substantially the form of the Exhibits hereto. As of the Effective Date, other than those restrictions expressly imposed by the Plan and the Confirmation Order, the Reorganized Debtor may operate its business and use, acquire, and dispose of property and compromise Claims or Interests without supervision of the Bankruptcy Court.

     6.3 Automatic Stay Provisions and Effect of Confirmation. The automatic stay provisions and effect of confirmation set forth in Sec. 362 and Sec. 1141 of the Bankruptcy Code shall remain in full force and effect until the Effective Date, provided, however, that such automatic stay and effect of


        EX 3.4 - Pg. 18


confirmation shall remain in force as to Disputed Claims until a Final Order has been entered in respect of such Disputed
Claims.

     6.4 Retention and Enforcement of Claims. The Reorganized Debtor shall retain any Claims or Interests belonging to the Debtor, and all such Claims and Interests shall vest in the Reorganized Debtor upon entry of the Confirmation Order, including all Claims and powers of the Debtor which may exist pursuant to Sec. 544, 545, 547, 548, 549, 550, and 553 of the
Bankruptcy Code, and all prepetition causes of action owned by the Debtor (whether asserted or unasserted), and after the Effective Date, the Reorganized Debtor may continue to enforce such claims, powers and causes of action. The Debtor is not aware of any, but reserves the right to pursue such Claims if any are discovered.

     6.5 Objections to Claims and Interests. The Debtor shall object to the allowance of Claims or Interests in accordance with Local Rule 307 unless such time shall have been extended by order of the Bankruptcy Court. The failure of any party in interest other than the Debtor to object to or examine any Claims or Interests for the purpose of voting on this Plan shall not be deemed a waiver of the rights of any party in interest to object to or reexamine such Claim or Interest in whole or in part.

     6.6 Discharge. In accordance with Sec. 1141(d)(1) of the Bankruptcy Code, entry of the Confirmation Order acts as a discharge effective as of the Effective Date of all debts, claims against, liens or interests in the Debtor, their assets, or property, which debts, claims, liens, and interests arose at any


        EX 3.4 - Pg. 19


time before the entry of the Confirmation Order. The discharge of the Debtor shall be effective as to each Claim or Interest, regardless of whether a proof of claim or interest therefor was filed, whether the Claim or Interest is an Allowed Claim or Allowed Interest, or whether the holder thereof votes to accept the Plan. On the Effective Date, as to every discharged Claim and Interest, any holder of such Claim or Interest shall be precluded from asserting against the Debtor any obligation with respect to such Claim or Interest, or against the Debtor's asserts or properties any other or further Claim or Interest based upon any document, instrument, act, omission, transaction, or other activity of any kind or nature that occurred before the Confirmation Date.

                          ARTICLE VII

            EXECUTORY CONTRACTS AND UNEXPIRED LEASES
            ----------------------------------------

     7.1 At the election of the Debtor, any monetary defaults under each executory contract and unexpired lease to be assumed under this Plan shall be satisfied pursuant to Sec. 365(b)(2) of the Bankruptcy Code, in one of the following ways: (a) by payment of the default amount in Cash on the Effective Date; (b) by payment of the default amount in equal quarterly installments commencing on the Effective Date and continuing for one year (with simple interest payable with the final installment at the rate of 8% per annum and with principal prepayable at any time with no penalty or premium); or (c) on such other terms as agreed to by the parties to such executory contract or unexpired lease. In the event of a dispute regarding: (i) the amount of any cure


        EX 3.4 - Pg. 20


payments; (ii) the ability of the Debtor that is a party thereto to provide adequate assurance of future performance under the contract or lease to be assumed; or (iii) any other matter pertaining to assumption, the cure payments required by Sec. 365(b)(1) of the Bankruptcy Code shall be made following the entry of a Final Order resolving the dispute and approving assumption.

     7.2 All executory contracts or unexpired leases, if any, shall be rejected under this Plan.

                          ARTICLE VIII

          CONDITIONS TO CONFIRMATION AND CONSUMMATION
          -------------------------------------------

     8.1 Condition to Confirmation. This Plan may not be confirmed unless the Disclosure Statement Order shall have been entered and be a Final Order.

     8.2 Conditions to Consummation. This Plan may not be consummated unless each of the conditions set forth below is satisfied. Except as provided in section 10.03 below, any one or more of the following conditions may be waived at any time by the
Debtor:

     1   The Confirmation Order shall have been entered and be a
Final Order.

     2    The Reorganized Debtor shall have sufficient Cash on
hand to make timely Distributions of Cash required hereunder.

     3    The thirty (30) million of New Common Stock is
sufficient to make all required stock distributions hereunder.

     8.3  Waiver of Conditions to Confirmation and Consummation.
Each of the conditions to confirmation or consummation of this


        EX 3.4 - Pg. 21


Plan or the occurrence of the Confirmation Date or the Effective Date is for the sole benefit of the Debtor. Other than the requirement that the Disclosure Statement Order and the Confirmation Order must be entered, the requirement that a particular condition be satisfied may be waived in whole or part by the Debtor in their sole discretion, without notice and a hearing, and the relevant Debtor's benefits under the "mootness doctrine" shall be unaffected by any provision hereof. The failure to satisfy or waive any condition may be asserted by the Debtor regardless of the circumstances giving rise to the failure of such condition to be satisfied (including, without limitation, any act, action, failure to act or inaction by any of the Debtor). The failure of the Debtor to exercise any of the foregoing rights shall not be deemed a waiver of any other rights an each such right shall be deemed an ongoing right that may be asserted or waived (as set forth herein) at any time or from time to time.

     8.4 Effect of Nonoccurrence of the Conditions to Consummation. If each of the conditions to consummation and the occurrence of the Effective Date has not been satisfied or duly waived on or before the first Business Day that is more than 179 days after the Confirmation Date, or by such later date as is proposed by the Debtor and approved, after notice and a hearing, by the Court, upon motion by any party in interest made before the time that each of the conditions has been satisfied or duly waived, the Confirmation Order may be vacated by the Court' provided, however, that notwithstanding the filing of such a


        EX 3.4 - Pg. 22


motion, the Confirmation Order shall not be vacated if each of the conditions to consummation is either satisfied or duly waived before the Court enters an order granting the relief requested in such motion. If the Confirmation Order is vacated pursuant to this section, the Plan shall be null and void in all respects, and nothing contained in the Plan shall: (a) constitute a waiver or release of any Claims against or Interests in the Debtor; or
(b) prejudice in any manner the rights of any of the Debtor, including (without limitation) the right to seek a further extension of the exclusivity periods under Sec. 1121(d) of the Bankruptcy Code.

                           ARTICLE IX

                   ADMINISTRATIVE PROVISIONS
                   -------------------------

     9.1 Retention of Jurisdiction. Notwithstanding confirmation of this Plan or occurrence of the Effective Date, the Court shall retain jurisdiction for the following purposes:

     1    Determination of the allowability of Claims and
Interests upon objection to such Claims or Interests by a Debtor, the Reorganized Debtor, or any other party in interest and the validity, extent, priority and nonavoidability of consensual and nonconsensual liens and other encumbrances;

     2    Determination of tax liability or entitlement of the
Reorganized Debtor to the benefit of any Net Operating Loss
Carryforwards ("NOLS"), pursuant to Sec. 505 of the Bankruptcy Code;

     3    Approval, pursuant to Sec. 365 of the Bankruptcy Code, of
all matters related to the assumption, assumption and assignment,


        EX 3.4 - Pg. 23


or rejection of any executory contract or unexpired lease of any of the Debtors;

     4    Determination of requests for payment of administrative
expenses entitled to priority under section 507(a)(1) of the Bankruptcy Code, including compensation of parties entitled thereto;

     5    Resolution of controversies and disputes regarding the
interpretation of this Plan;

     6    Implementation of the provisions of this Plan and entry
of orders in aid of confirmation and consummation of this Plan, including, without limitation, appropriate orders to protect the Debtor and their successors from actions by creditors and/or Interest holders of the Debtors or any of them and resolving disputes and controversies regarding property of the Estate and the Reorganized Debtor that is subject to restructuring negotiations on and after the Confirmation Date;

     7    Modification of the Plan pursuant to Sec. 1127 of the
Bankruptcy Code;

     8    Adjudication of any causes of action that arose
preconfirmation or in connection with the implementation of this Plan, including avoidance actions, brought by a Debtor, or Reorganized Debtor;

     9    Entry of a Final Order closing the Reorganization
Cases;

     10   Resolution of disputes concerning any Disputed Claims
or the administration thereof and Claims for disputed
Distributions; and


        EX 3.4 - Pg. 24


     11   The resolution of any disputes concerning whether a
person or entity had sufficient notice of the Reorganization Cases, the applicable claims bar date, the hearing on the approval of the Disclosure Statement as containing adequate information, the hearing on the confirmation of this Plan for the purpose of determining whether a Claim or Interest is charged hereunder or for any other purpose.

     9.2 Governing Law. Except to the extent the Bankruptcy Code, Bankruptcy Rules, or other federal laws apply and except for Reinstated Claims governed by another jurisdiction's law, the rights and obligations arising under the Plan shall be governed by the laws of the State of Florida, without giving effect to principles of conflicts of law.

     9.3 Corporate Action. The adoption of any new or amended and restated certificates of incorporation and by-laws of the Reorganized Debtor and the other matters provided for under the Plan involving the corporate or entity structure of any Debtor, Reorganized Debtor or corporate action, as the case may be, to be taken by or required of any Debtor or Reorganized Debtor, as the case may be, shall be deemed to have occurred and be effective as provided herein and shall be authorized and approved in all respects, without any requirement of further action by stock holders or directors of any of the Debtor or Reorganized Debtor, as the case may be. Without limiting the foregoing, the Reorganized Debtor shall be authorized, without any further act or action required, to issue all New Common Stock, any other securities and any instruments required to be issued hereunder,


        EX 3.4 - Pg. 25


including sufficient New Common Stock. All New Common Stock shall be voting shares.

     9.4 Effectuating Documents and Further Transaction. The Debtor and Reorganized Debtor shall be authorized to execute, deliver, file, or record such documents, contracts, instruments, releases, and other agreements and take such other action as may be necessary to effectuate and further evidence the terms and conditions of the Plan.

     9.5 Limitation of Liability. Neither the Debtor, the Reorganized Debtor, any of their respective officers, directors, employees or agents (acting in such capacity), nor any professional persons employed by any of them shall have or incur any liability to any entity for any action taken or omitted to be taken in connection with or related to the formulation, preparation, dissemination, implementation, confirmation, or consummation of the Plan, the Disclosure Statement, or any contract, release, or other agreement or document created or entered into, or any other action taken or omitted to be taken in connection with the Plan; provided, however, that the provision of this section shall have no effect on the liability of any entity that would otherwise result from any action or omission to the extent that such action or omission is determined in a Final Order to have constituted gross negligence or willful misconduct.

     6    Amendments.

     1    Preconfirmation Amendment.  The Debtor may modify the
Plan at any time prior to the entry of the Confirmation Order


        EX 3.4 - Pg. 26


provided that the Plan, as modified, and the disclosure statement pertaining thereto meet applicable Bankruptcy Code requirements.

     2    Postconfirmation Amendment Not Requiring
Resolicitation. After the entry of the Confirmation Order, the Debtor may modify the Plan to remedy any defect or omission or to reconcile any inconsistencies in the Plan or in the Confirmation Order, as may be necessary to carry our the purposes and effects of the Plan, provided that: (i) the Debtor obtains approval of the Court for such modification, after notice and a hearing; and
(ii) such modification shall not materially and adversely affect the interests, rights, treatment, or Distributions of any Class of Allowed Claims or Allowed Interests under the Plan.

     3    Postconfirmation/Preconsummation Amendment Requiring
Resolicitation. After the Confirmation Date and before substantial consummation of the Plan, the Debtor may modify the Plan in a way that materially or adversely affects the interests, rights, treatment, or Distributions of a class of Claims or Interests provided that: (i) the Plan, as modified, meets applicable Bankruptcy Code requirements; (ii) the Debtor obtain Court approval for such modification, after notice and a hearing;
(iii) such modification is accepted by at least two-thirds in amount, and more than one-half in number, of Allowed Claims or Allowed Interests voting in each class affected by such modifications; and (iv) the Debtor comply with Sec. 1125 of the Bankruptcy Code with respect to the Plan as modified.

     9.7 Successors and Assigns. The rights, benefits, and obligations of any person or entity named or referred to in the


        EX 3.4 - Pg. 27


Plan shall be binding upon, and shall inure to the benefit of, the heir, executor, administrator, successor, or assign of such person or entity.

     9.8 Confirmation Order and Plan Control. To the extent the Confirmation Order and/or this Plan is inconsistent with the Disclosure Statement, or any other agreement entered into between the Debtor and any third party, this Plan controls the Disclosure Statement and any such agreements and the Confirmation Order (and any other orders of the Court) controls this Plan.

     9    Rules of Construction.

     1    Undefined Terms.  Any term used herein that is not
defined herein shall have the meaning ascribed to any such term used in the Bankruptcy Code and/or the Bankruptcy Rules, if used therein.

     2 Miscellaneous rules. (i) The words "herein," "hereof," "hereunder," and other words of similar import refer to this Plan as a whole, not to any particular section, subsection, or clause, unless the context requires otherwise; (ii) whenever it appears appropriate from the context, each term stated in the singular or the plural includes the singular and the plural, and each pronoun stated in the masculine, feminine, or neuter includes the masculine, feminine, and the neuter; (iii) captions and headings to articles and sections of the Plan are inserted for convenience or reference only and are not intended to be a part or to affect the interpretation of the Plan; and (iv) the rules of construction set forth in Sec. 102 of the Bankruptcy Code shall apply, unless superseded herein or in the Confirmation Order.

                              Respectfully submitted,


                              By:/s/ Jeffrey Morris
                                 Jeffrey Morris
                                 Member of the Board of
                                 Directors
                                 Secretary and Treasurer

        EX 3.4 - Pg. 28


                           Exhibit 3.5

  Order Confirming Debtor's First Amended Plan of Reorganization

                     UNITED STATES BANKRUPTCY COURT

                       SOUTHERN DISTRICT OF FLORIDA

In re:                             Case
                                   No. 99-32064-BKC-PGH

UC'NWIN SYSTEMS CORPORATION,       Chapter 11

          Debtor.
____________________________/


                   ORDER CONFIRMING DEBTOR'S
              FIRST AMENDED PLAN OF REORGANIZATION
              ------------------------------------

     A hearing was held on August 11, 1999, at 9:30 a.m., to consider the confirmation of the Debtor's First Amended Plan of Reorganization, dated July 8, 1999, filed by UC'WIN SYSTEMS CORPORATION, the debtor and debtor-in-possession (the "Debtor"), under Chapter 11 of the Bankruptcy Code (the "Plan").

     The Plan having been transmitted to creditors and equity security holders and all other parties in interest; and

     The Court, after hearing on notice at which the Court considered the confirmation affidavit of Mr. Anthony D'Amato, the Chairman of the Board of Directors of the Debtor, makes the following findings of fact and conclusions of law:

                         Findings of Fact
                         ----------------

     1. The Plan has been accepted in writing by the creditors and equity holders whose acceptance is required by law;
and


---------------------

[1] Defined terms herein are given the same meaning as provided for such terms in the Plan and Debtor's Amended Disclosure
     Statement (the "Disclosure Statement").



         EX 3.5 - Pg. 1


     2.   The provisions of Chapter 11 of the Bankruptcy
Code have been complied with and the Plan has been proposed in good faith and not by any means forbidden by law; and

     3. All payments made or promised by the Debtor or by a person issuing securities or acquiring property under the Plan or by any other person for services or for costs and expense in, or in connection with, the Plan and incident to the case, have been fully disclosed to the Court and are reasonable or, if to be fixed after confirmation of the Plan, will be subject to approval of the Court; and

     4. The identity, qualifications, and affiliations of the persons who are to be directors or officers, or voting trustees, if any, of the Debtor, after confirmation of the Plan, have been fully disclosed, and the appointment of such persons to such offices, or their continuance therein, is equitable and consistent with the interests of the creditors and equity security holders and with public policy; and

     5. The identity of any insider that will be employed or retained by the Debtor and compensation to such insider has been fully disclosed; and

     6. The confirmation of the Plan is not likely to be followed by the liquidation, or the need for further financial reorganization, of the Debtor or any successor to the Debtor under the Plan, unless such liquidation or further reorganization is proposed in the Plan; and

     IT IS THEREFORE:

     1. ORDERED that the Plan is confirmed, and it is further;


         EX 3.5 - Pg. 2


     2. ORDERED that the Court shall retain jurisdiction as provided in the Plan to among other things resolve objections filed by the Debtor to claims or interests; and it is further;

     3.   ORDERED that the Debtor, the Trustee or the Escrow
Agent shall pay the United States Trustee the appropriate sum required pursuant to 28 U.S.C. Sec. 1930(a)(6) within ten (10) days of the entry of this order for preconfirmation periods; and it is further;

     4. ORDERED that because the Debtor intends to elect to pay counsel for the Debtor through the issuance of 500,000 shares of stock in the reorganized debtor the aggregate amount of fees and costs awarded to counsel does not appear to affect the Debtor's estate and therefore a hearing on the application does not appear necessary absent a written objection; accordingly counsel for the Debtor shall file a fee application on or before Friday, August 13, 1999, and serve notice of the fee application to parties in interest, which notice shall provide that any party who wishes to object to the application must file and serve a written objection within 20 days of the date of notice or be deemed to have consented to the application, if no objection is timely filed counsel for the debtor shall then file a certificate of no response and a proposed order awarding the fees and costs without further notice or hearing; and it is further

     5. ORDERED that the Debtor is authorized to file appropriate documents with the Secretary of State of the State of Florida or the official records office of each county where applicable evidencing the discharge of any claims, liens, or judgments including without limitation the judgment held by


         EX 3.5 - Pg. 3


Raymond Kelley, trustee of the EB Trust and PB Trust, which claims, liens, or judgments are discharged pursuant to this Order, the Plan, and 11 U.S.C. Sec. 1141(d).

     DONE and ORDERED in the Southern District of Florida, this 11th day of August, 1999.

                                        /s/ Paul G. Hyman, Jr.
                                        Paul G. Hyman, Jr.
                                        United States Bankruptcy Judge


Conformed copy furnished to:

Gary M. Murphree, Esq.

[Attorney Murphree is directed to immediately mail a conformed copy of this Order to all parties entitled to notice]




         EX 3.5 - Pg. 4


                           Exhibit 3.6

            vanAar, Inc. Managing Consulting Agreement

                             PRIVATE AND CONFIDENTIAL

                                                             [CORPORATE LOGO]
                                                               vanAar, Inc.
Johan A. Wassenaar
President

                                                             11 January, 2000

Michael Fasci
Process Engineering Services
295 Broadway
Taunton MA 02780

Anthony D'Amato & Jeffrey Morris
Drake Alexander & Associates, Inc.
1900 Corporate Blvd., Suite 400 East
Boca Raton FL 33431

C Wayne Baldridge
The Winner's Edge.Com
6900 Westcliff Drive, Suite 608
Las Vegas NV 89145

Cc:
John Ramljak

                    Re: vanAar, Inc. Engagement Terms.

Dear Mike, Anthony, Jeff and Wayne:

   VanAar, Inc. in association with John Ramljak ("vanAar") will undertake to staff up and manage thewinnersedge.com ("Company") for a period of six months or more to bring about the Company's transition from a startup to a fully operating condition.

Interim Financing:

   In the course of this endeavor, vanAar will undertake to raise, at a minimum, approximately $1 million (one million dollars) of interim financing to develop the company to where it is able to launch a secondary public offering. The proceeds of this offering will be used to repay the interim debt and to satisfy the long-term capital requirements of the Company. vanAar will manage the public offering, including the engagement of suitable underwriters, investment bankers and market makers.

   In addition vanAar will introduce the added service of electronically obtaining timing information at as many of the one hundred and thirty two US horse racing tracks as possible to commercially disseminate the resulting race horse performance statistics. Financing the installed equipment systems for this function is to be part of the secondary public offering.


           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 1


Authority and Responsibility:

   vanAar will have full authority and turn-key management responsibility, reporting to the Chairman of the Board, and coordinating with the Board of Directors. Any acquisitions, capital commitments or other material changes will be approved in writing by the Board of Directors.

   During the course of this engagement the Company agrees not to encumber itself with additional debt, future obligations, or to issue additional shares without prior knowledge and agreement of vanAar.

Duration:

   The project commenced following acceptance by the company on November 22nd, 1999 of the agreement which is herewith amended and will terminate once the Company has become self-perpetuating to the satisfaction of both parties.

Reporting:

   Progress will be reported in writing every second week. Either direct or electronic meetings with the Company's Board of Directors will be held monthly.

Compensation:

All compensation ( including compensation defined in exhibits A, B, and C) is dependant upon vanAar raising an initial one million dollars ($1,000,000 USD) for thewinnersedge.com within a reasonable period of time after the company reaches full compliance with SEC reporting requirements.

   vanAar will receive a commission of five percent (5%) on all proceeds raised for the purpose of interim financing. In addition, vanAar will be compensated out of the funds raised for its organizational and management efforts (see EXHIBIT C for rates) and reimbursed for its expenses as duly accounted for and invoiced in twice-monthly intervals. If the company endeavors to take any actions without the consultation and agreement of vanAar, which subsequently prevent vanAar from raising this interim funding, its fees and expenses shall become payable by the company in full.

   In recognition of essential management services being provided by vanAar to thewinnersedge.com, the Board of Directors of thewinnersedge.com authorizes the stock bonus package for management services provided to thewinnersedge.com as stated below:

   Phase I- For developing a comprehensive business plan for thewinnersedge.com and insuring that the company is properly capitalized to implement Phase I activities. Some of these activities will include the selling of thewinnersedge.com program and ancillary items through its kiosk program and the initial research and development of the electronic timing system:

            500,000 shares of common stock (Restricted under Rule
            144).



           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 2



  Phase II- For managing the company successfully to complete a secondary offering as well as to actively seek to acquire or partner with other related businesses with the goal of increasing shareholder value:

            A number of shares geared to the results achieved as measured in gain of company net worth at a rate of 500,000 shares for each $10 million of net worth gain up to the first $20 million, and at a rate of 750,000 shares for each $10 million of additional net worth gain thereafter. These shares are subject to Rule 144 regulations.

Terms of Engagement:

   The terms of engagement shall be as set out in EXHIBIT A attached hereto and entitled "vanAar, Inc. Standard Terms of Engagement" as marked up specifically for this engagement.

   Yours Very Truly,


   /s/Johan A. Wassenaar
   Johan A. Wassenaar










           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 3


                     PRIVATE AND CONFIDENTIAL

                                                   [CORPORATE LOGO]
                                                       vanAar, Inc.


                       EXHIBIT A
                       ---------
        vanAar, Inc. Standard Terms of Engagement

THIS AGREEMENT is made this 11 day of January, 2000 between thewinnersedge.com, hereinafter known as "Client" and vanAar, Inc., hereinafter known as Financial "Advisor".
WHEREAS, Client desires to retain Advisor under the terms and conditions set forth herein to provide various advisory and management services to Client and Advisor desires to provide those services to Client.

NOW THEREFORE, in consideration of the mutual terms and conditions contained herein, the parties hereto agree as follows:

1. Advisory Services to be Provided
   --------------------------------
   a. Client hereby retains Advisor to consult with and advise Client regarding its business and business plan and contemplated business operations and, in particular, to provide those terms set forth in the covering letter hereto. As part of its services hereunder, Advisor shall advise the Client, using its best efforts to locate potential sources of financing willing to provide any desired debt and/or equity financing to Client, introduce any such interested financing sources to the Client and assist the Client in preparing any materials that may be required by the financing sources.
   b. Advisor has the right to refuse to perform any other services for Client other than those specifically set forth herein.
   c. If required, Advisor will assist the Client to obtain the services of any engineers, appraisers, attorneys, accountants or other professionals whose services are necessary for the Client to obtain financing. The Client understands that any fee arrangements between the Client and such professionals shall be entered into between the Client and the professionals. Advisor shall not be responsible for the payment of those fees nor are those fees included in the fees payable to Advisor hereunder.
   d. Client acknowledges that the employees of Advisor are not necessarily licensed attorneys or certified public accountants and, therefore, may not be authorized to provide legal or accounting advice. The Client understands that any decision as to whether a financing source located by Advisor will provide financing to Client will be made by the financing source and not by Advisor. Accordingly, Client acknowledges that, although Advisor will use its best efforts to obtain the desired financing for Client, there can be no assurance that those efforts will be successful.
   e. Advisor will determine the method, details, and means of performing the above-described services.
   f. Advisor may, at the Advisors' own expense, employ such assistants as Advisor deems necessary to perform the services required of Advisor by this Agreement. Advisor assumes full and sole responsibility for the payment of all compensation and expenses of these assistants and for all state and federal withholding taxes which may be applicable.
   g. Advisor shall perform the services required by this Agreement at any place or location, and at such times, as Advisor shall determine. Advisor will supply all equipment and supplies required to perform the services under this Agreement. Advisor is not obliged to purchase or rent any equipment, supplies or services from the Client.

2. Independent Contractor Status of Advisor
   ----------------------------------------
   a. It is the express intention of the parties that in providing its services to the Client hereunder, Advisor is acting as an independent contractor and not as employee, agent, joint venture or partner of the Client. Nothing in this Agreement shall be interpreted or construed as creating or establishing the relationship of employer and employee between Client and Advisor or any employee or agent of Advisor. This Agreement is not exclusive. Advisor shall retain the right to perform services for other clients during the term of this Agreement. Advisor has no authority to bind or speak for the Client except as may be specifically requested and authorized in writing by the Client.
   b. Because Advisor is not an employee of Client, Advisor shall be responsible for and shall fully discharge all federal, state and local taxes that may be due with respect to any payments made by Client to Advisor hereunder. Client will not withhold any taxes or unemployment or worker's compensation insurance contributions from Advisor's payments. All American


           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 4


                     PRIVATE AND CONFIDENTIAL

                                                   [CORPORATE LOGO]
                                                       vanAar, Inc.


       Clients shall be responsible for preparing and filing
       Form 1099 and other documents required by US Federal or State tax agencies as a consequence of payments made to Advisor.

3. Compensation to be paid to Advisor
   ----------------------------------
   In consideration of the services performed by Advisor as shown in the covering letter, the Client agrees to pay Advisor the fees (EXHIBIT C) and payments specified in and expenses listed in EXHIBIT B and in Section 4(b) below. Advisor shall submit invoices for all services rendered to the Client on a twice-monthly basis. The Client agrees to pay Advisor's invoices within 7 days of receipt. Any invoices not paid in full when due will bear interest at the rate of 15% per annum.

4. Payment of Advisor's Expenses
   -----------------------------
   a. Advisor shall be responsible for all costs and expenses incidental to the performance of services for the Client, including but not limited to, all costs of equipment provided by Advisor, all fees, fines, licenses, bonds or taxes required of or imposed against Advisor and all other of Advisor's costs of doing business.
   b. The Client shall not be responsible any unauthorized expenses incurred by Advisor in performing services for Client with exception of such expenses as are agreed to by the Client in advance.
   c. Advisor does not accept responsibility for the payment of any refundable or non refundable deposits or prepayment that may be requested by any financing sources or its agents.

5. Indemnification By Advisor
   --------------------------
   Advisor shall indemnify and hold the Client harmless against any and all liability imposed or claimed, including attorney's fees and other legal expenses, arising directly or indirectly from any act or failure of Advisor's assistants, employees or person or damage to any property.

6. Cooperation to be Provided by Client
   ------------------------------------
   The Client agrees to comply with all reasonable requests of Advisor (and provide access to all documents reasonably) necessary for the performance of Advisor's duties under this Agreement. Accordingly, the Client agrees, at its expense, to furnish any authentication, information, documents, certificates, evidence, title insurance, plans and specification, financial statement, projections, appraisal, mortgage insurance, or any other information that Advisor, or any financing source located by Advisor may require. The Client understands that without full cooperation of the Client, its agents and or assigns, Advisor cannot perform in full accordance with this Agreement.

7. Advisor's Reliance Upon Information Provided by Client
   ------------------------------------------------------
   The Client affirms that all assertions, statements and representations to be made or furnished to Advisor hereunder will be true and will be made with intent and purpose of influencing Advisor to act in accordance with the terms of this Agreement and to induce financing sources located by Advisor to provide financing to the Client. It is further understood that Advisor is under no obligation to verify any matter submitted to Advisor by the Client, and the truth or veracity of any such matter submitted by Advisor to prospective financing sources shall be the sole responsibility of the Client. The Client also agrees to hold Advisor, its officers, directors, employees and agents harmless from and against any, every and all claims which may hereinafter be made or asserted against Advisor, its officers, directors, employees or agents arising out of or resulting from any misrepresentations or omissions of facts by the Client, its agents or assigns to Advisor or whomsoever. The Client also agrees to promptly reimburse Advisor for all expenses incurred by Advisor as the result or any false, incomplete or misleading information provided by the Client or its agent to Advisor hereunder.

8. Conflicts and Confidentiality
   -----------------------------
   a. It is understood that this Agreement is not exclusive and that Advisor provides similar services to other clients. It is agreed, however, that Advisor shall not provide similar services to any other client that can reasonably be viewed as conflicting in a direct and material way with Advisor's obligations to the Client.
   b. Advisor agrees that it shall treat any and all information received from Client as confidential and shall not release such information nor communicate it to any third party without the prior permission of Client. Client also agrees to treat the relationship with Advisor and this Agreement as confidential and not to disclose it to any third party without the prior permission of Advisor unless such disclosure is required to be made pursuant to the regulations of a government agency or a Court of Law.

9. Confidential Information of Advisor
   -----------------------------------


           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 5


                     PRIVATE AND CONFIDENTIAL

                                                   [CORPORATE LOGO]
                                                       vanAar, Inc.



   a. The Client hereby agrees and acknowledges that Advisor's financing sources and contracts are the foundation of Advisor's financial services. The Client fully agrees not to discuss or disclose the identity of any of Advisor's sources of financing to any person and agrees not to communicate with those sources for any reason whatsoever, without Advisor's prior agreement. Furthermore, the Client agrees that its employees, agents or Advisors will not deal with any financing sources or agents introduced to Client by Advisor without using Advisor as their intermediary.
   b. In addition, the Client agrees to contact or transact business with financing sources referred to Client by Advisor only with the prior knowledge and written consent of Advisor. This provision shall apply for each and every such contract or transaction within a period of three (3) years from the date hereof, unless released by Advisor. The Client shall make this Agreement a part of any financing request submitted as a result of Advisor's advice and referral. Any such resultant funding shall not be consummated unless and until the fee to be paid to Advisor is allocated for payment to Advisor from the net proceeds to the Client. Said finder's fee shall be paid to Advisor each item a full or partial disbursement is made for the Client's benefit, and upon any additions to or extensions of any transaction which results from Advisor's advice and referral.

10. Equitable Relief
    ----------------
   Because Advisor does not have an adequate remedy at law to protect its interest in its lists of sources of funds or clients, trade secrets, privileged, proprietary or confidential information and similar commercial assets, Advisor shall be entitled to injunctive relief, in addition to such other remedies and relief that would, in the event of a breach of this Agreement, be available to Advisor. In the event of such a breach, in addition to any other remedies, Advisor shall be entitled to receive from Client payment of, or reimbursement for, its reasonable attorneys' fees and disbursements incurred in enforcing and such provision.

11. Term
    ----
   This Agreement will continue in effect until completion to the satisfaction of both parties, unless earlier terminated in accordance with the provisions of Section
   12 of this Agreement. The termination of this Agreement shall not effect:
   a. Advisor's right pursuant to Sections 3 and 4 to be paid for its services and expenses incurred prior to the date of termination;
   b.  Advisor's right to receive a finder's fee pursuant to
       Section 9(b) for any financing obtained by the Client within three years from the date hereof from funding sources that were located by Advisor and referred to the Client; or
   c. The Client's confidentiality obligations pursuant to Sections 8(b) and 9(a).

12. Termination
    -----------
   a. This Agreement shall terminate automatically on the occurrence of any of the following events;
       i.  bankruptcy or insolvency of either party;
       ii. sale of the business of either party.
   b. Should either party breach any of the material provisions of this Agreement, which breach shall not be cured within ten days after notice of that breach given by the other party, the non-breaching party may terminate this Agreement by giving written notification of termination to the breaching party.
   c. Should Client fail to pay Advisor all or any part of the compensation set forth in Section 3 of this Agreement on the date due, Advisor, at the Advisor's option, may terminate this Agreement if the failure is not remedied by Client within 10 days from the payment due date.

13. Notices
    -------
   Any notices to be given hereunder by either party to the other may be effected either by personal delivery in writing or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses set forth below their signature hereto, but each party may change the address by written notice in accordance with this Section. Notice delivered personally will be deemed communicated as of actual receipt; mailed notices will be deemed communicated as of three days after mailing.

14. Entire Agreement
    ----------------
   This Agreement supersedes any and all agreements, either oral or written, between the parties hereto with respect to the rendering of services by Advisor to the Client and contains all the covenants and agreements between the parties with respect to the rendering of such services in any manner whatsoever. Each party to the Agreement



           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 6


                     PRIVATE AND CONFIDENTIAL

                                                   [CORPORATE LOGO]
                                                       vanAar, Inc.


   acknowledges that no representation, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing and signed by both parties.

15. Severability
    ------------
   If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions will nevertheless continue in full force without being impaired or invalidated in any way.

16. Attorneys' Fees
    ---------------
   If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this Agreement, the prevailing party will be entitled to reasonable attorneys' fees, which may be set by the court in the same action or in a separate action brought for that purpose, in addition to any other relief to which that party may be entitled.

17. Governing Law
    -------------
   THIS AGREEMENT will be governed by and construed in accordance with the laws of the State of California without regard to its principles of conflicts of laws.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.

WITNESS: ____________________________________

vanAar, Inc.
_____________________________         By:_________________________
Its Address:
_____________________________
_____________________________


Company:_____________________

_____________________________         By:_________________________
Its Address:
_____________________________
_____________________________








           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 7


                     PRIVATE AND CONFIDENTIAL

                                                   [CORPORATE LOGO]
                                                       vanAar, Inc.



                          EXHIBIT B
Retainer Fee:
At commencement, the client shall pay vanAar, Inc. a retainer for the engagement of $_NONE_
(depending on size and involvement, this pre-paid retainer ranges from $25,000 to $150,000)

Engagement Fees:
At two-weekly intervals vanAar, Inc. shall bill the client for services rendered at vanAar's standard hourly rates (see EXHIBIT
C) for the professionals involved, and shall also bill the client for reimbursement of out-of-pocket expenses plus a 10 percent administrative fee for which a full accounting shall be rendered. The client agrees to reimburse vanAar, Inc. for business class travel expenses.

Contingency Fees:
In addition to engagement fees, for engagements involving raising capital, acquiring companies or assets, merging with other businesses, selling businesses or similar transactions the client shall reward vanAar, Inc. according to the Lehman formula, which is:
- 5 percent of the first $million,
- 4 percent of the second $million,
- 3 percent of the third $million,
- 2 percent of the fourth $million, and
- 1 percent of the fifth $million and above in transaction value.
- Closing of the transaction shall be contingent upon vanAar receiving all contigency fees.












           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 8


                     PRIVATE AND CONFIDENTIAL

                                                   [CORPORATE LOGO]
                                                       vanAar, Inc.


                  EXHIBIT C (Revised 11/20/99)
                  ----------------------------
     VanAar, Inc. Hourly Rates for The Winner's Edge.Com


Personnel Level         Hourly Rate - US$/hr
---------------         -----------
Managing Principal	$225
Senior Executive 	$200
Project Manager         $150
Senior Consultant	$125
Consultant		$100
Analyst                 $ 75

I will act as principal investigator on this assignment at a daily flat rate of $1,200 per day for the period that it absorbs virtually all of my workday, which looks like it may last for a few months. To save money, I intend to work toward delegating as much of the work as possible to Wayne, Denny and the people we hire. However, as my involvement becomes more supervisory in nature and begins to demand less than 5 hours per day, I propose switching to hourly billing at a discounted rate of $225 per hour.

I believe that John Ramljak and Roy Salisbury will spend less time on the project than I, although there will be periods of greater intensity of effort for each of them.
More specifically, John will be handling the contractual arrangements for the track timing systems, and Roy will be focusing on negotiating the best possible terms for the interim financing.

Later on when we get seriously involved in the secondary public offering, all three of us may have to be more available for a period of several weeks.

It would be best if they also followed the method of billing at a flat daily rate, in this case $1,000/day above the five hour per day mark and below 5 hours to bill at a $200 hourly rate.







           1510 Cantera Avenue - Santa Barbara - CA -93110
Phone: (805) 682-6318 - Fax: (805) 898-0864 - E-mail: info@companydr.com
                                                      ------------------

         EX 3.6 - Pg. 6




                           Exhibit 3.7

                Licensing and Marketing Agreement

                LICENSING AND MARKETING AGREEMENT


     THIS LICENSING AND MARKETING AGREEMENT (the "Agreement") is entered into by and between The Winner's Edge Licensing Corp. (the "Winner's Edge" or "Licensor"), a Delaware corporation having principal offices at Las Vegas, Nevada, and UC'NWIN Systems Corporation ("UC'NWIN" or "Licensee"), a Delaware corporation having principal offices at Boca Raton, Florida to set forth the rights and licenses granted to the Licensee, including the right to distribute the Licensed Product (hereinafter defined) to Customers (hereinafter defined).

     1. Definitions. As used in this Agreement, the following definitions shall apply:

          (a) "Licensed Product" shall mean collectively the Licensed Software designed by the Winner's Edge.

          (b) "Licensed Software" shall mean the software identified on Schedule A, attached hereto and made a part hereof, in the form and content existing as of the date of this Agreement and all updates, revisions and enhancements thereto supplied by the Licensor during the term hereof.

          (c) "Customers" shall mean the thoroughbred horse racing patrons who purchase the racing forms generated by the Licensed Software.

          (d) "Contracts" shall mean the agreements between Winner's Edge and racetracks or off-track betting locations for the placement of interactive kiosks.

          (e)  "Court" shall mean the United States Bankruptcy
     Court for the Southern District of Florida.

          (f) "Bankruptcy Case" shall refer to the Chapter 11 bankruptcy filed by UC'NWIN, Case No. 99-32064-BKC-PGH presently pending in Court.

          (g) "United States" shall mean the United States and all U.S. Territories.

          (h) "Effective Date" shall be the date the Order confirming the Plan of Reorganization of UC'NWIN becomes a Final Order.


         EX 3.7 - Pg. 1


     2.   Existing Operations of Parties.

          (a) The Winner's Edge is a closely-held Delaware corporation registered to do business in the states of Nevada and Florida. The Winner's Edge is engaged in the business of developing software to provide computerized handicapping to thoroughbred horse racing patrons. Currently, Winner's Edge markets directly to patrons via websites on the Internet and by installation of interactive kiosks at racetracks and off-track betting locations. The Winner's Edge has entered into contracts with certain racetracks and off-track betting locations for the placement of interactive kiosks which sell racing forms predicting the results of certain thoroughbred horse races at North American racetracks, a schedule of the contracts being appended as Exhibit 2(a) (the "Contracts").

          (b) UC'NWIN is a publicly traded Delaware corporation registered to do business in the state of Florida. UC'NWIN was engaged in the development, manufacture, sale and marketing of its UC'NWIN System, an in-store interactive informational solutions software program designed to be marketed to domestic and foreign corporations, and delivered through interactive kiosks and websites on the Internet. UC'NWIN has had virtually no active business operations since early 1996, and ceased operations on or about November 30, 1996.

               On April 29, 1999, UC'NWIN filed for bankruptcy relief in the Southern District of Florida pursuant to 11 U.S.C. Chapter 11, Case No. 99-32064-BKC-PGH, seeking to reorganize the Company. UC'NWIN seeks to gain court approval to enter into this Agreement to market the Winner's Edge Licensed Product.

     3.  License.

          (a) Licensor hereby grants to the Licensee, and the Licensee hereby accepts an exclusive and nontransferable license to market and demonstrate, during the term hereof, the Licensed Product to Customers.

          (b) The exclusive license granted hereunder shall encompass the United States.

          (c) Licensee shall market the Licensed Product to Customers subject to the terms and conditions of the Agreement.

          (d) The license is nontransferable and shall not vest in Licensee any ownership interest whatsoever in the Licensed


         EX 3.7 - Pg. 2


     Product. This Agreement only licenses UC'NWIN to market the Licensed Product in the United States.

          (e) The license is contingent upon and subject to approval by the Court of the Plan of Reorganization (the
     "Plan") of UC'NWIN Systems Corporation, Case No. 99-32064-
     BKC-PGH.

     4.   License Fees and Taxes.

          (a) As soon as reasonable after approval by the Court of the Plan, Licensor will convey to Licensee all of Licensor's right, title, and interest in and to Licensor's existing contracts to market the Licensed Product and all the kiosks owned by Licensor.

          (b) As soon as reasonable after approval by the Court of the Plan, in consideration for the exclusive right to market the Licensed Product in the United States, the assignment to Licensee of Licensor's existing contracts, and the conveyance of all kiosks to Licensee, Licensee will transfer to Winner's Edge ten million (10,000,000) shares of UC'NWIN Common Stock, par value, $.001, which Common Stock, when transferred, shall be fully paid and non-assessable and without liens or encumbrances subject to the Securities Act of 1993, as amended; and

          (c) Licensee will pay to Licensor a twenty percent (20%) licensing fee (the "fee") based upon all gross revenues generated by Licensee's marketing of the Licensed Product, said fee to be paid by Licensee on or before the 20th day of the month following the month in which the gross revenues are generated; and

           (d) Licensee shall be solely responsible for the payment of all costs and expenses associated with the marketing of the Licensed Product including, but not limited to, the design, manufacture, repair, and maintenance of all kiosks.

          (e) Licensee shall pay all tangible and intangible taxes, if any, and all taxes based on or in any way measured by this Agreement, relating to the Licensed Product or any portion thereof, or any services related thereto, excluding taxes based on the net income of the Licensor. If Licensee elects to challenge the applicability of any such taxes, it shall pay the same to the Licensor and the Licensee may thereafter challenge such taxes and seek a refund thereof.



         EX 3.7 - Pg. 3


     5.  Term of Agreement and License.

         (a) Unless otherwise terminated or cancelled as provided herein, the term of the license granted to the Licensee hereunder shall commence on the effective date and shall continue for a period of two (2) years. Licensor may thereafter extend this Agreement for additional one-year periods until terminated or cancelled by either party upon ninety (90) days prior written notice.

     6.  Duties of Licensee.

         (a) During the term hereof, Licensee shall use its best efforts to market, demonstrate, and distribute the Licensed
     Product to Customers.

         (b) During the term of this Agreement and for a period of two (2) years thereafter, Licensee shall maintain accurate records of all Customers of the Licensed Product and make such records available to Licensor for inspection and copying during normal business hours.

         (c) Licensee shall promptly inform Licensor of any unauthorized use by Customers or others of the Licensed Software or Licensed Product or any portion thereof and assist Licensor in the enforcement of any rights Licensor may have against such Customers or others.

     7.   Licensee's Obligation to Market, Support, and Train.

          (a) Licensee shall employ and maintain a staff of capable sales or technical personnel to promote the Licensed
     Product and to provide accurate information to customers concerning the features and capabilities thereof.

          (b) Licensee agrees to coordinate with Licensor, Licensee's activities to market Licensed Product to Customers, by among other things:

               (i) Submitting on an annual basis a marketing plan to Licensor, in a mutually agreed upon format.

               (ii) Providing Licensor with quarterly written status reports in a mutually agreed upon format.

              (iii) Providing Licensor with the name of each website and location of each Licensed Product licensed by upon reasonable notice to Licensee by Licensor, in a


         EX 3.7 - Pg. 4


          mutually agreed upon format. Reasonable notice shall be defined as three (3) business days.

              (iv) Determining the minimum price at which the racing forms will be sold at the interactive kiosks and websites.

          (d) Licensee agrees that the marketing, support, and training to be provided by Licensee hereunder is a material consideration of Licensor in entering into this Agreement. If during the term of this Agreement, Licensee fails to perform its obligation hereunder, and fails to cure said defaults within 60 days of receipt of written notice from Licensor thereof, Licensor may terminate this Agreement.

     8. Protection of Licensed Product. The Licensed Software is Licensor's exclusive property and constitutes a valuable trade secret of Licensor.

          (a) Proprietary Information. Licensee recognizes that due to the nature of this Agreement, Licensee will have access to information of a proprietary nature owned by Licensor including, but not limited to, any and all computer programs (whether or not completed or in use), any and all operating manuals or similar materials that constitute the licensed software, policies and procedures, methods of doing business developed by Licensor, administrative, advertising or marketing techniques, financial affairs, and other information utilized by Licensor. Consequently, Licensee acknowledges and agrees that Licensor has a proprietary interest in all such information and that all such information constitutes confidential and proprietary information and the trade secret property of Licensor. Licensee hereby expressly and knowingly waives any and all rights, title and interest in and to such trade secrets and confidential information and agrees to return all copies of such trade secrets and confidential information related thereto to Licensor at Licensee's expense, upon the expiration or earlier termination of this Agreement.

          (b) Non-Disclosure. Licensee further acknowledges and agrees that Licensor is entitled to prevent Licensor's competitors from obtaining and utilizing its trade secrets and confidential information. Therefore, Licensee agrees to hold Licensor's trade secrets and confidential information in the strictest confidence and to not disclose them or allow them to be disclosed, directly or indirectly, to any person or entity other than those persons or entities who are employed by or affiliated with Licensor or Licensee, without the prior written consent of Licensor. During the term of this Agreement, Licensee shall not disclose to anyone, other than persons or entities who are employed by or affiliated


         EX 3.7 - Pg. 5


     with Licensee or Licensor, any confidential or proprietary information or trade secret information obtained by Licensee from Licensor, except as otherwise required by law. After the expiration or earlier termination of this Agreement, Licensee shall not disclose to anyone any confidential or proprietary information or trade secret information obtained from Licensor, except as otherwise required by law or upon the prior written consent of Licensor. Licensee shall cause a substantially similar non-disclosure covenant to be included in any agreements to which it may be a party.

          (c) Equitable Relief. Licensee acknowledges and agrees that a breach of this Section will result in irreparable harm to Licensor and that Licensor cannot be reasonably or adequately compensated in damages and, therefore, Licensor shall be entitled to equitable remedies including, but not limited to, injunctive relief, to prevent a breach and to secure enforcement thereof in addition to any other relief or award to which Licensor may be entitled.

     9.   Reproduction and Modification of Licensed Product.
Licensee shall not reproduce or modify the Licensed Product or any portion thereof.

     10. Negation of Warranty. THE LICENSED PRODUCT IS PROVIDED ON AN "AS IS" BASIS, AND THERE ARE NO WARRANTIES, EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR PARTICULAR PURPOSE. THE LICENSEE SHALL BE SOLELY RESPONSIBLE FOR THE SELECTION, INSTALLATION, USE, EFFICIENCY, AND SUITABILITY OF THE KIOSKS AND LICENSED PRODUCT AND LICENSOR SHALL HAVE NO LIABILITY WHATSOEVER.

     11.  Negation of Proprietary Rights Indemnity.  LICENSOR
SHALL HAVE NO LIABILITY TO LICENSEE FOR THE INFRINGEMENT OF
PROPRIETARY RIGHTS BY THE LICENSED PRODUCT OR ANY PORTION THEREOF.

     12.  Termination/Cancellation.

          (a)  Licensor may terminate/cancel this Agreement if:

               (i)  Licensee fails to pay Licensor any amount due
          Licensor hereunder; or

               (ii)  Licensee is in default of any provision
          hereof and such default is not cured within sixty (60) days after Licensor gives Licensee written notice thereof.

          (b) In the event of any termination or cancellation of this Agreement, Licensee will cease all further


         EX 3.7 - Pg. 6


     demonstration, marketing, and distribution of the Licensed
     Product without the prior written consent of Licensor.

          (c) The foregoing rights and remedies of Licensor shall be cumulative and in addition to all other rights and remedies available to Licensor in law and in equity.

     13.  Limitation of Liability/Indemnification.

          (a) In no event shall Licensor be liable to Licensee or for any damages resulting from or related to any failure of the software product, including, but not limited to, loss of data, or delay of Licensor in the delivery of the Licensed Product or in the performance of this Agreement.

          (b) In no event shall Licensor be liable to Licensee for any indirect, special, or consequential damages or lost profits, arising out of or related to this Agreement or the performance or breach thereof, even if Licensor has been advised of the possibility thereof. Licensor's liability to Licensee, if any, shall in no event exceed the total of the license fees paid to Licensor hereunder by Licensee.

          (c) Licensee shall indemnify and hold harmless Licensor against any and all liability for personal injury and property damage arising out of or related to the performance of this Agreement by Licensee or its employees, agents or representatives.

          (d) Licensee shall indemnify and hold Licensor harmless against any and all liability relating to Licensees marketing of the Licensed Product including, but not limited to, claims of customers.

     14.  Representations and Warranties of Licensee

     Licensee represents and warrants the following to Licensor:

          (a) Licensee is an organization, duly organized and validly existing under the laws of the State of Delaware and is authorized to do business in the State of Florida, and is duly empowered to enter into this transaction.

          (b) Licensee has the financial wherewithal to close the transaction and can operate the business following the conclusion of the transaction described hereunder.

          (c) The execution, delivery and performance of this Agreement by Licensee is not in violation of any other


         EX 3.7 - Pg. 7


     agreement or instrument to which the Licensee is a party or by which the Licensee is bound.

          (d) No litigation or claims of any nature whatsoever are pending or threatened against or involving the Licensee which would in any way interfere with Licensee's marketing of the Licensed Product, except as set forth in Exhibit 14(d).

          (e) The foregoing representations and warranties shall be true on the closing date.

     15. Representations and Warranties of Licensor. Licensor represents and warrants the following to Licensee:

          (a) Licensor is an organization, duly organized and validly existing under the laws of the State of Delaware and is authorized to do business in the states of Nevada and Florida, and is duly empowered to enter into this transaction.

          (b) The execution, delivery and performance of this Agreement by Licensor is not in violation of any other agreement or instrument to which the Licensor is a party or by which the Licensor is bound.

          (c) Licensor is the owner of all copyrights, licensed software, and kiosks free and clear of all liens and encumbrances to be transferred to Licensee pursuant to this Agreement.

          (d) No litigation or claims of any nature whatsoever are pending or threatened against or involving the Licensor which would in any way interfere with Licensee's marketing of the Licensed Product. Licensor does not know of any basis for any such action or claim.

          (e) The representations and warranties of Licensor shall be true as of the date of closing.

     16. Conduct of Business Prior to Closing. Between the date of this Agreement and the Effective Date, Licensor shall operate and maintain its operations in the usual course, and will use its best efforts to preserve intact the business relationships with suppliers, customers, and employees. Further, Licensor shall take no action with respect to the operations out of the ordinary.

     17. Assignment. This Agreement and all rights and obligations of Licensee hereunder may not be assigned, subcontracted, or transferred by Licensee without the prior written consent of Licensor.


         EX 3.7 - Pg. 8


     18. Notices. All notices required to be given pursuant hereto shall be deemed given when actually delivered, if delivered in person, or three days after being deposited in the United States mails, postage prepaid and addressed to the receiving party as follows:

If to Licensee:     UC'NWIN Systems Corporation
                    1900 Corporate Boulevard
                    Suite 400E
                    Boca Raton, FL 33431

If to Licensee:     The Winner's Edge Licensing Corp.
                    6900 Westcliff Drive, Suite 608
                    Las Vegas, Nevada 89128

With a copy to:     David A. Carter, P.A.
                    2300 Glades Road
                    Suite 210, West Tower
                    Boca Raton, Florida 33431

     19. Entire Agreement. This Agreement constitutes the entire Agreement of the parties and may not be amended or modified except in writing signed by all parties. All prior understandings and Agreements among the parties are merged in this Agreement, which alone fully and completely expresses their understanding. Any prior agreements among any of the parties to this Agreement concerning the subject hereof are hereby declared null and void.

     20. Severability. If any provision, paragraph, or subparagraph of this Agreement is adjudged by any court to be void or unenforceable in whole or in part, this adjudication shall not affect the validity of the remainder of the Agreement, including any other provision, paragraph, or subparagraph. Each provision, paragraph, and subparagraph of this Agreement is separable from every other provision, paragraph, and subparagraph, and constitutes a separate and distinct covenant.

     22. Applicability. This Agreement shall be binding upon, and shall inure to the benefit of, the parties and their respective successors, assigns, executors, administrators, and personal representatives.

     23. Captions. The captions of this Agreement are for convenience and reference only and in no way define, describe, extend or limit the scope or intent of this Agreement or the intent of any provision in it.

     24. Invalidity of Provisions. The unenforceability, for any reason, of any term, condition, covenant or provision of this Agreement shall neither limit nor impair the operation, enforceability or validity of any other terms, conditions, provisions or covenants of the Agreement.


         EX 3.7 - Pg. 9


     25. Surviving Provisions. In the event of any expiration, termination or cancellation of this Agreement, the provisions hereof which are intended to continue and survive shall so continue and survive.

     26. Construction. This Agreement shall not be construed against either party regardless of who is responsible for its drafting.

     27. Mediation. In the event that any dispute arises under this Agreement which cannot be resolved between the parties, the parties hereto stipulate and agree to submit such dispute to non-binding pre-suit mediation. The parties shall select a mediator from the list of certified Circuit Court mediators maintained by the office of the Palm Beach County Circuit Court and no suit shall be filed until ten (10) days after the mediator has declared an impasse.

     28. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.
The parties agree that any action brought by any party against another party in connection with any rights or obligations arising out of this Agreement shall be instituted properly in a federal or state court of competent jurisdiction with venue only in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida or the United States District Court for the Southern District of Florida, West Palm Beach Division. A party to this Agreement named as a Defendant in any action brought in connection with this Agreement in any court outside of the above named designated county or district shall have the right to have the venue of said action changed to the above designated county or district or, if necessary, have the case dismissed, requiring the other party to refile such action in an appropriate court in the above designated county or federal district. If a party is not a resident of or does not maintain a presence in the above designated state in which the designated county of venue is situated, then such party hereby consents to personal jurisdiction of a court of competent subject matter jurisdiction located in the above-designated state and county of federal district. The parties acknowledge that this Agreement is executed in, and that a material portion of each party's obligations under this Agreement are to be performed in, the above designated State and county and federal district.

     29. Good Faith Efforts and Further Steps. The parties to this Agreement covenant to use their best efforts in good faith to comply with the provisions of this Agreement, both before and after execution of this Agreement or any documents required by this Agreement. In this regard the parties agree to take such further steps and execute such documents as are reasonably required by another party. The parties also acknowledge that each has had opportunity to consult with counsel of their choice and have signed this document of its own volition.


         EX 3.7 - Pg. 10


     30. Attorneys' Fees. In connection with any litigation arising out of this Agreement, the prevailing Party shall be entitled to recover all costs incurred including attorney's fees for services rendered in connection with any enforcement or breach of agreement, including bankruptcy, appellate proceedings and post judgment proceedings. In connection with any legal fees for the transaction herein contemplated, Licensee and Licensor will each pay their own legal fees and costs.

     31. Modification. No alteration of or modification to any of the provisions of this Agreement shall be valid unless made in writing and signed by both parties.

     32. Headings. The headings have been inserted for convenience only and are not to be considered when construing the provisions of this Agreement.

     33. Successors. This Agreement shall be binding on and inure to the benefit of the parties and their respective successors, assigns and personal representatives.

     34. Tax Consequences. The parties acknowledge that the transaction contemplated herein may involve legal and tax consequences, and that they have been advised to seek independent professional legal and tax advice to carefully analyze the consequences, risks, and merits of this transaction, if any.

     35. Counterparts. This Agreement may be signed in counterparts, but all such counterparts shall be considered as a single document.

     IN WITNESS WHEREOF the parties hereto have executed this Agreement by their duly authorized representatives and have caused this Agreement to become effective as of the date first above written.

WINNER'S EDGE LICENSING CORP.      UC'NWIN SYSTEMS CORPORATION



By: _________________________      By:__________________________
Title: ______________________      Title: ______________________
Date: _______________________      Date:________________________






         EX 3.7 - Pg. 11



                      LICENSING AND MARKETING AGREEMENT

                               EXHIBIT 2(a)
                               ------------



         EX 3.7 - Pg. 12



                     LICENSING AND MARKETING AGREEMENT
                              EXHIBIT 14(d)
                              -------------


1. Raymond Kalley, as trustee of the EB Trust and PB Trust vs. Allen Manus, Elizabeth (Libby) Manus, UC'NWIN Systems Corporation, a Delaware corporation f/k/a UC'NWIN Systems, Ltd., a Canadian corporation, UC'NWIN Systems, Inc., a Florida corporation, and Winners All International, Inc., a Delaware corporation (United States District Court for the Southern District of Florida, case no. 96-0780-CIV-GRAHAM).

NOTE:     (a)  Judgment entered, joint and several against all
               defendants in the amount of $1,075,000 plus interest at the statutory rate from and after March
               13, 1997.

          (b) Collection of the judgment is stayed until such time as the Court approves the treatment of the judgment under UC'NWIN's Plan.




         EX 3.7 - Pg. 13




                            Exhibit 3.8

    First Modification to Licensing and Marketing Agreement

                       FIRST MODIFICATION

                             TO

                LICENSING AND MARKETING AGREEMENT

                       DATED APRIL 30, 1999
                       --------------------


     THIS FIRST MODIFICATION (the "Modification") is made and executed this 8th day of February, 2000, to memorialize that certain understanding (as specifically set forth below) reached on and effective as of December 31, 1999, by and between The Winner's Edge Licensing Corp. (the "Licensor" or "Licensing Corp.") and The Winner's Edge.com, Inc. f/k/a UC'NWIN Systems Corporation (the "Licensee" or the "Winner's Edge").


                         R E C I T A L S


     WHEREAS, on April 30, 1999, Licensing Corp. and the Winner's Edge entered into a two (2) year Licensing and Marketing Agreement (the "Agreement", the terms and conditions of said Agreement being incorporated herein by reference) wherein the Winner's Edge acquired the exclusive license to market certain Licensed Product of Licensing Corp. in the United States and all U.S. Territories; and

     WHEREAS, the Winner's Edge seeks to expand the application and marketing of the Licensed Product, which expansion will require the Company to raise monies from the public; and

     WHEREAS, the Winner's Edge desires to modify the terms of the Agreement prior to the raising of additional public monies; and

     WHEREAS, the Licensing Corp. is amenable to the modifications proposed by The Winner's Edge.

     NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and the sum of Ten Dollars ($10.00) and other good and valuable consideration made by each of the parties to the other, the receipt and sufficiency of which is hereby acknowledged, the parties hereto mutually agree as follows:



         EX 3.8 - Pg. 1


                     MODIFICATION TERMS
                     ------------------

     1. Each of the statements contained in the foregoing recitals is true and correct and is incorporated herein by reference.

     2. As a condition precedent to induce the Licensing Corp. to extend the term of the Agreement, expand the marketing scope of the Agreement, and eliminate the royalty payment, the Winner's Edge agrees to assume and fully pay the outstanding liabilities of Licensing Corp. as of December 31, 1999, in the aggregate amount of $148,751.74 (the "outstanding liabilities").

     3. Conditioned upon the assumption and payment of the outstanding liabilities referenced above by the Winner's Edge, the Agreement is hereby modified as follows:

          (a) The term of the license granted to Licensee shall commence on the effective date and shall continue for a period of ten (10) years. Licensor may, thereafter, extend the Agreement for one (1) additional ten (10) year period. (See" Agreement, paragraph 5[a]).

          (b)  The Licensee will pay to Licensor a zero percent
     (0%) licensing fee.  (See: Agreement, paragraph 4[c]).

          (c) The Licensee shall have the exclusive license to market the reports obtained from the Licensed Product relative to the United States worldwide. (See: Agreement, paragraph 3[d]).

     4. Except as herein modified, all terms and conditions of the Agreement are hereby ratified, affirmed, and approved in all respects and shall remain in full force and effect.

     5. Licensee hereby acknowledges, represents and confirms to Licensor that (a) Licensee waives and releases any and all defenses, claims, counterclaims, cross actions, equities, and setoffs with respect to the Agreement prior to the date of this Modification; (b) the Agreement is valid, binding, and free from any defect of any nature whatsoever, and is enforceable against the Licensee in accordance with the Agreement's respective terms;
(c) no waiver or modification of the Agreement shall be valid or enforceable against the Licensor or Licensee unless in writing and signed by a duly authorized representative of each party; and (d) by entering into this Modification, Licensee acknowledges and agrees that all prior discussions, representations, commitments and undertakings with respect thereto shall be deemed to have merged into the Agreement, and the Agreement and the Modification



         EX 3.8 - Pg. 2


shall constitute the sole statement of agreement between the parties hereto.

     6.   This Modification is effective as of December 31, 1999.

     7. WAIVER OF TRIAL BY JURY: LICENSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT LICENSEE MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY LITIGATION BASED HEREON OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THE AGREEMENT OR MODIFICATION, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENT (WHETHER ORAL OR WRITTEN), OR ACTION OF LICENSOR. THIS PROVISION IS A MATERIAL INDUCEMENT FOR LICENSOR ENTERING INTO THIS MODIFICATION.

     IN WITNESS WHEREOF, the parties hereto have executed this Modification as of the day and year first above written.

                           LICENSOR:
                           THE WINNER'S EDGE LICENSING CORP.


                           By:________________________________

                           Its:_______________________________


                           LICENSEE:
                           THE WINNER'S EDGE.COM, INC.
                           f/k/a UC'NWIN SYSTEMS CORPORATION


                           By:________________________________

                           Its:_______________________________



         EX 3.8 - Pg. 3