Form 10QSB
period 2000-03-31
WINNERS EDGE COM INC
filed 2000-05-22
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549


                              Form 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 2000


        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ---- to ----


                   Commission File number 0-22954

                    THE WINNER'S EDGE.COM, INC.
                    ---------------------------
           (Name of Small Business Issuer in its Charter)


     Delaware                                  65-0952186
   -------------                              --------------
(State or other jurisdiction                (IRS Employer
 of incorporation or organization)          Identification No.)


  1900 Corporate Boulevard, Suite 400 East, Boca Raton, FL 33431
  --------------------------------------------------------------
   (Address of principal executive offices, including zip code)


                            (561) 988-3333
                     ---------------------------
                     (Issuer's telephone number)


      ----------------------------------------------------
      (Former name, former address, and former fiscal year,
                  if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for
the past 90 days. Yes  X           No___

The number of shares of Common Stock, par value $ .01 per share, issued and outstanding as of March 31, 2000 is 26,955,941.

                  THE WINNER'S EDGE.COM, INC

                      INDEX TO FORM 10-QSB

                         March 31, 2000

                                                                      PAGE

PART I.    FINANCIAL INFORMATION                                         3

     Item 1.   Financial Statements

               Balance Sheet - Three months ended March 31, 2000       F-1
               (Unaudited)

               Statement of Operations - Three months ended March      F-2
               31, 2000 and 1999 (Unaudited) and July 8, 1998
               (inception) to March 31, 2000.

               Statement of Cash Flows - Three months ended March      F-3
               31, 2000 and 1999 (Unaudited) and July 8, 1998
               (inception) to March 31, 2000.

               Statement of Deficiency in Assets - Three Months        F-4
               ended March 31, 2000.

               Notes to Financial Statements.                            4

     Item 2.   Management's Discussion and Analysis of Financial       5-6
               Condition or Plan of Operation.

PART II.   OTHER INFORMATION
                                                                         7
     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities                                     7

     Item 3.   Defaults Upon Senior Securities                           7

     Item 4.   Submission of Matters to a Vote of Security-Holders       7

     Item 5.   Other Information                                         7

     Item 6.   Exhibits and Reports on Form 8-K                          7

SIGNATURES                                                               8

                          THE WINNER'S EDGE.COM, INC.
                       (A Development Stage Enterprise)



                  PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                        THE WINNER'S EDGE.COM,INC.
                     (a Development Stage Enterprise)
                             BALANCE SHEETS


                                                     March 31,           December 31,
                        ASSETS                         2000                  1999
                                                    -----------          -----------
                                                    (unaudited)           (audited)

CURRENT ASSETS
   Cash                                             $     2,749          $     2,873
   Prepaid expenses                                      52,500
                                                    -----------          -----------
        Total current assets                             55,249                2,873


EQUIPMENT, net of accumulated depreciation $29,731      105,558               82,519
   and $24,736 respectively.
                                                    -----------          -----------
                                                    $   160,807          $    85,392
                                                    ===========          ===========
      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
   Accounts payable and accrued liabilities        $    240,950          $    71,917
   Due to related parties                               274,278              188,597
                                                    -----------          -----------
        Total current liabilities                       515,228              260,514

COMMITMENTS AND CONTINGENCIES                               -                    -

DEFICIENCY IN ASSETS:
   Common stock-par value $.01; authorized
   60,000,000 shares; 27,430,941 shares
   issued and outstanding at March 31, 2000
   and December 31, 1999                                274,309              269,559
   Additional paid-in capital                           103,750               38,500
   Accumulated deficit                                 (732,480)            (483,181)

                                                    -----------          -----------
                                                       (354,421)            (175,122)

                                                    -----------          -----------
                                                    $   160,807          $    85,392
                                                    ===========          ===========


                       SEE FOOTNOTES TO FINANCIAL STATEMENTS.

                          THE WINNER'S EDGE.COM. INC.
                       (A Development Stage Enterprise)
                          STATEMENTS OF OPERATIONS

                                                                                            July 8, 1998
                                      Three months ended          Three months ended         (inception)
                                           March 31                    March 31              to March 31
                                             2000                       1999                    2000
                                       ----------------           ----------------         ---------------
                                         (unaudited)                 (unaudited)             (unaudited)

NET REVENUES                             $    3,753                  $      363              $   19,099

EXPENSES:
   Selling general and administrative       235,552                      99,833                 679,047
   Stock based compensation                  17,500                      35,000                  53,750
                                                                                                 17,106
                                         -----------                 -----------             -----------
        TOTAL  EXPENSES                     253,052                     134,833                 749,903
                                         -----------                 -----------             -----------
NET LOSS                                 $ (249,299)                 $ (134,470)             $ (730,804)
                                         ===========                 ===========             ===========

NET LOSS PER SHARE:                            (.01)                       (.01)
                                         ===========                 ===========

Number of shares used in computation     27,080,941                  13,502,971
                                         ===========                 ===========




                      SEE NOTES TO FINANCIAL STATEMENTS.

                          THE WINNER'S EDGE.COM, INC.
                       (A Development Stage Enterprise)
                           STATEMENTS OF CASH FLOWS

                                                                                       July 8, 1998
                                                             Three months ended,        (inception)
                                                         March 31,      March  31,      to March 31,
                                                           2000            1999            2000
                                                       --------------------------------------------
                                                       (unaudited)     (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                            $ (249,299)     $ (134,470)      $ (730,804)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
          Depreciation                                      5,000           5,886           29,736
          Stock based on compensation                      17,500          35,000           53,750
   Changes in assets and liabilities:
          Accounts payable and accrued liabilities        169,033          74,927          240,950
          Due to related parties                           85,681          17,573          274,278
                                                                                                 -
                                                       -------------------------------------------

   Net cash provided by operating activites                27,915          (1,084)        (132,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Equipment                                       (28,039)              -         (135,294)
                                                       -------------------------------------------

   Net cash used in investing activies                    (28,039)              -         (135,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash provided by financing activies                      -               -          270,133

NET INCREASE IN CASH                                         (124)         (1,084)           2,749
                                                       -------------------------------------------

CASH AT BEGINNING OF THE YEAR                               2,873           1,084                -
                                                       -------------------------------------------

CASH AT THE END OF THE YEAR                            $    2,749      $        -       $    2,749
                                                       ===========================================


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest                                            $        -               -                -
   Taxes                                                        -               -                -

NON -CASH FINANCING ACTIVITIES:
   Common stock issued for services                    $   70,000      $   35,000       $  105,000
                                                       ===========================================


                         SEE FOOTNOTES TO FINANCIAL STATEMENTS.

                           THE WINNER'S EDGE.COM,INC.
                       (A Development Stage Enterprise)
                       STATEMENT OF DEFICIENCY IN ASSETS



                                          Common Stock         Additional
                                                 par value       Paid-in      Accumulated
                                    Shares        $0.01          Capital        Deficit          Total
                                   ----------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999       26,955,941   $  269,559     $  38,500     $  (483,181)    $  (175,122)

Stock issued for services             475,000   $    4,750     $  65,250                     $    70,000

NET LOSS                                                 -             -        (249,299)    $  (249,299)
                                   ----------------------------------------------------------------------
BALANCE AT MARCH 31, 2000          27,430,941   $  274,309     $ 103,750     $  (732,480)    $  (354,421)
(unaudited)                        ======================================================================



                SEE NOTES TO FINANCIAL STATEMENTS.

                         THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of The Winner's Edge.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2 -  EQUITY TRANSACTIONS
          -------------------

          The Company issued 700,000 shares of common stock for legal services to be rendered for the year 2000. The legal services have been valued at $70,000 and the pro-rated portion of $17,500 has been expensed. Also included in the shares issued is a 225,000 share reduction due to a reclassification error from 1999.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Plan of Operation
     -----------------

     The Registrant is presently a development stage company conducting minimal business operations. The Company is attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business which the Registrant may consider to have significant growth potential within the thoroughbred horseracing or a related industry.

     As indicated above, management has determined that the Company's business plan during the next twelve (12) months is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will focus on the thoroughbred horseracing industry, but will not restrict its search to any particular industry. Management's discretion is unrestricted and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. As of the date of this report, the Company has chosen to focus on the particular area of thoroughbred horseracing in which its proposes to engage and has not conducted any market studies with respect to any other business or industry.

     The Company will not restrict its search to any specific industry, except as set forth above. At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer.

     Possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities. Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

     The analysis of potential business endeavors will be undertaken by, or under, the supervision of the Company's management. Management is comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a potential business which may be investigated by the Company.

     It is anticipated that locating and investigating specific proposals will take a substantial period of time, although the time such process will take can by no means be assured. Further, even after a business is located, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments may require substantial additional time, effort and attention on the part of management, as well as substantial costs for attorneys, accountants and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for the participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred.

     The Company currently does not have the liquidity or capital resources to fund the Company without raising capital either from debt or equity funding sources. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or contributions of capital.
 For its operations to date, the Company has borrowed approximately $150,000 from Drake Alexander and Associates, Inc., a venture capital firm owned by two of the directors of the Company and has raised smaller amounts through the private sale of restricted common stock. The Company has engaged the services of vanAar, Inc. as a consultant to assist and advise in the management and organizational development of the Company and to explore interim financing through short-term lending, private placement with accredited investors, or both, in the event a business combination cannot be effectuated.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that could materially affect the amount of its reported income from continuing operations for the period ending March 31, 2000.

                                 PART II
                                 -------


Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

Item 2.   CHANGE IN SECURITIES
          --------------------

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)  The Company did not file a Current Report on Form
               8-K during the period covered by this Report.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE WINNER'S EDGE.COM, INC.



                                By:/s/ Michael E. Fasci
                                   ----------------------------------
                                   Michael E. Fasci
                                   Chief Financial Officer