Form 10QSB
period 2000-06-30
WINNERS EDGE COM INC
filed 2000-08-21
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549


                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2000
                                        -------------

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ---- to ----


               Commission File number 0-22954

                   THE WINNER'S EDGE.COM, INC.
          ----------------------------------------------
          (Name of Small Business Issuer in its Charter)


          Delaware                                       65-0952186
---------------------------------                   -------------------
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


      -----------------------------------------------------
      (Former name, former address, and former fiscal year,
                  if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
filing requirements forvthe past 90 days.   Yes [X]          No [_]

The number of shares of Common Stock, par value $ .01 per share, issued and outstanding as of August 10, 2000 is 28,209,200

                  THE WINNER'S EDGE.COM, INC

                      INDEX TO FORM 10-QSB

                         June 30, 2000


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - Six months ended June 30, 2000
               (Unaudited) and December 31, 1999 (Audited).

               Statement of Operations - Three months and six months ended June 30, 2000 and 1999 (Unaudited) and July 8, 1998 (inception) to June 30, 2000.

               Statement of Cash Flows - Six months ended June 30, 2000 and 1999 (Unaudited) and July 8, 1998
               (inception) to June 30, 2000.

               Statement of Deficiency in Assets - Six Months ended June 30, 2000.

               Notes to Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                      THE WINNER'S EDGE.COM, INC.
                   (A Development Stage Enterprise)



                  PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                   THE WINNER'S EDGE.COM, INC.
                (A Development Stage Enterprise)
                          BALANCE SHEET

                             ASSETS
                             ------

                                        June 30,      December 31,
                                         2000            1999
                                       ----------     -----------
CURRENT ASSETS:
  Cash                                 $    2,797     $    2,873
  Prepaid expenses                         35,000            -
                                       ----------     ----------
    TOTAL CURRENT ASSETS                   37,797          2,873

EQUIPMENT, net of accumulated
 depreciation $34,731 and
 $24,736, respectively                    102,535         82,519
                                       ----------     ----------
TOTAL ASSETS                           $  140,332     $   85,392
                                       ==========     ==========

        LIABILITIES AND DEFICIENCY IN ASSETS
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities                        $  420,948     $   71,917
  Due to related parties                  142,573        188,597
                                       ----------     ----------
     TOTAL CURRENT LIABILITIES            563,521        260,514
                                       ----------     ----------
COMMITMENTS AND CONTINGENCIES                 -              -

DEFICIENCY IN ASSETS:
  Common stock $.01 par value;
   authorized 60,000,000 shares;
   27,430,941 shares issued
   and outstanding at June 30, 2000
   and December 31, 1999                  274,309        269,559
 Additional paid-in capital               103,750         38,500
 Accumulated deficit                     (801,248)      (483,181)
                                       ----------     ----------
                                         (423,189)      (175,122)
TOTAL LIABILITIES AND
  DEFICIENCY IN ASSETS                 $  140,332     $   85,392
                                       ==========     ==========





See accompanying notes to financial statements.






                        THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                           STATEMENT OF OPERATIONS


                                                                                           July 8, 1998
                                 Three Months Ended             Six Months Ended            (Inception)
                                       June 30,                       June 30,              to June 30,
                                 2000           1999           2000           1999             2000
                             -----------    -----------    -----------    -----------      -----------

NET REVENUES                 $     2,355    $     2,929    $     6,108    $     3,292      $    21,454

EXPENSES:
 Selling, general and
   administrative                 53,623        115,597        289,175        215,430          732,670
 Advertising                        -               -             -              -              17,106
 Stock based compensation         17,500            -           35,000         35,000           71,250
                             -----------    -----------    -----------    -----------      -----------
         TOTAL EXPENSES           71,123        115,597        324,175        250,430          821,026
                             -----------    -----------    -----------    -----------      -----------

NET LOSS                     $   (68,768)   $  (112,668)   $  (318,067)   $  (247,138)     $   799,572
                             ===========    ===========    ===========    ===========      ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 SHARE OUTSTANDING            27,430,941     13,752,971     27,197,608     13,586,304
                             ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE    $       -      $      (.01)   $     (.001)   $      (.02)
                             ===========    ===========    ===========    ===========







See accompanying notes to financial statements

                           THE WINNER'S EDGE.COM, INC.
                         (A Development Stage Enterprise)
                         STATEMENT OF DEFICIENCY IN ASSETS

                                     Common Stock           Additional
                                   $.0001 Par Value         Paid-In       Accumulated
                                 Shares        Amount       Capital       (Deficit)        Total
                              ----------     ---------      ----------    -----------   -----------

Balance - December 31, 1999   26,955,941     $ 269,559      $   38,500    $ (483,181)   $ (175,122)

 Stock issued for services       475,000         4,750          65,250           -          70,000

Net Loss for period                  -             -               -        (318,067)     (318,067)
                              ----------     ---------      ----------    ----------    ----------
Balance - June 30, 2000       27,430,941     $ 274,309      $  103,750    $ (801,248)   $ (423,189)
                              ==========     =========      ==========    ==========    ==========













See accompanying notes to consolidated financial statements.

                        THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                         STATEMENT OF CASH FLOWS

                                                                                July 8, 1998
                                                   Six Months Ended              (Inception)
                                                 June 30,       June 30,         to June 30,
                                                   2000           1999              2000
                                                (Unaudited)    (Unaudited)       (Unaudited)
                                                -----------    -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $ (318,067)    $(247,138)        $(799,572)
 Adjustments to reconcile net loss
  loss to net cash used
  in operating activities:
    Depreciation                                    10,000        14,886            34,736
    Stock based on compensation                     35,000        35,000            71,250
 Changes in assets and liabilities:
    Accounts payable and accrued liabilities       349,031       178,595           420,948
    Due to related parties                         (46,024)       17,573           142,573
                                                ----------     ---------         ---------
  Net cash provided (used) operating
     activities                                     29,940        (1,084)         (130,065)
                                                ----------     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Equipment                                         (30,016)          -            (137,271)
                                                ----------     ---------         ---------
    Net cash used in investing activities          (30,016)          -            (137,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            -             -             270,133

NET INCREASE (DECREASE) IN CASH                        (76)       (1,084)           (2,797)
                                                ----------     ---------         ---------
CASH AT BEGINNING OF PERIOD                          2,873         1,084               -
                                                ----------     ---------         ---------
CASH AT END OF PERIOD                           $    2,797     $     -           $   2,797
                                                ==========     =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
    Interest                                    $      -       $     -          $      -
    Taxes                                              -             -                 -

NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services               $   70,000     $  35,000        $  105,000
                                                ==========     =========         =========



See accompanying notes to consolidated financial statements.

                      THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of The Winner's Edge.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the six months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2 -  EQUITY TRANSACTIONS
          -------------------

          The Company issued 700,000 shares of common stock for legal services to be rendered for the year 2000. The legal services have been valued at $70,000 and the pro-rated portion of $35,000 has been expensed. Also included in the shares issued is a 225,000 share reduction due to a reclassification error from 1999.

NOTE 3 -  DISPUTED PAYABLES
          -----------------

          Included in accounts payable is $215,000 due to a consultant, which amount the Company believes is not due pursuant to the terms of the contract signed with the consultant. The consultant has requested to be paid. Such amount has been recorded to quantify the contingency.

                       THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE 4 -  SUBSEQUENT EVENTS
          -----------------

          In August 2000, an officer of the Company and a principal shareholder converted indebtedness owed to him by the Company in the amount of $66,152 for 778,259 shares of the Company's common stock.

NOTE 5 -  NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In March 2000, the Company adopted EITF 00-2, "Accounting for Web-Site Development Costs". The EITF 00-2 requires certain web-site development costs to be expensed and others to be capitalized. During the six months ended June 30, 2000, no web-site development costs were incurred, which would be capitalized pursuant to the EITF. All such web-site costs were expensed as incurred.

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

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that could materially affect the amount of its reported income from continuing operations for the period ending June 30, 2000.

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

          (b) There were no reports on Form 8-K filed during the period.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE WINNER'S EDGE.COM, INC.



August 18, 2000                 By:/s/ Michael E. Fasci
                                   Michael E. Fasci, Chief Financial
                                   Officer