Form 10QSB
period 2000-09-30
WINNERS EDGE COM INC
filed 2000-12-18
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                 Form 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2000
                                             ------------------


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                        Commission File number 0-22954
                                               -------

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

                          Yes  [X]          No [  ]


The number of shares of Common Stock, par value $ .01 per share, issued and outstanding as of October 31, 2000 is 28,509,200

                       THE WINNER'S EDGE.COM, INC

                           INDEX TO FORM 10-QSB

                              June 30, 2000


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - Nine months ended September 30,
               2000 (Unaudited) and December 31, 1999 (Audited).


               Statement of Operations - Three months and nine months ended September 30, 2000 and 1999
               (Unaudited) and July 8, 1998 (inception) to
               September 30, 2000.

               Statement of Cash Flows - Nine months ended
               September 30, 2000 and 1999 (Unaudited) and July 8, 1998 (inception) to September 30, 2000.

               Statement of Deficiency in Assets - Nine Months ended September 30, 2000.

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

                       THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)



PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                   THE WINNER'S EDGE.COM, INC.
                (A Development Stage Enterprise)
                          BALANCE SHEET

                              ASSETS
                              ------

                                     September 30,   December 31,
                                         2000            1999
                                     -------------   ------------
CURRENT ASSETS:
  Cash                                 $    1,332     $    2,873
  Prepaid expenses
    and other current assets               17,500            -
                                       ----------     ----------
    TOTAL CURRENT ASSETS                   18,832          2,873

PROPERTY AND EQUIPMENT, Net                17,535         82,519
                                       ----------     ----------
TOTAL ASSETS                           $   36,367     $   85,392
                                       ==========     ==========


               LIABILITIES AND DEFICIENCY IN ASSETS
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities                        $  167,099     $   71,917
  Due to related parties                  142,573        188,597
                                       ----------     ----------
     TOTAL CURRENT LIABILITIES            309,672        260,514
                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES                 -              -

DEFICIENCY IN ASSETS:
  Common stock $.01 par value;
   authorized 60,000,000 shares;
   28,509,200 shares issued
   and outstanding at September 30,
   2000 and 26,955,900 issued and
   outstanding at December 31, 1999       285,093        269,559
 Additional paid-in capital               159,119         38,500
 Accumulated deficit                     (717,517)      (483,181)
                                       ----------     ----------
         TOTAL DEFICIENCY IN ASSETS      (273,305)      (175,122)

TOTAL LIABILITIES AND
  DEFICIENCY IN ASSETS                 $   36,367     $   85,392
                                       ==========     ==========






See accompanying notes to financial statements.

                           THE WINNER'S EDGE.COM, INC.
                         (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS



                                                                                        July 8, 1998
                                 Three Months Ended            Nine Months Ended        (Inception) to
                                    September 30,                 September 30,          September 30,
                                 2000           1999           2000           1999           2000

                             -----------    -----------    -----------    -----------    -------------

NET REVENUES                 $     3,220    $     8,577    $     9,328    $    11,869      $    24,674

EXPENSES:
 Sales and marketing                 885            -              885            -             17,991
 General and administrative      (98,896)       105,051        190,279        320,481          633,774
 Stock based compensation         17,500            -           52,500         35,000           88,750

  TOTAL OPERATING EXPENSES       (80,511)       105,051        243,664        355,481          740,515
                             -----------    -----------    -----------    -----------      -----------
NET INCOME (LOSS)            $    83,731    $   (96,474)   $  (234,336)   $  (343,612)     $  (715,841)
                             ===========    ===========    ===========    ===========      ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 SHARE OUTSTANDING            28,120,071     14,528,629     28,120,071     14,528,629
                             ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE    $       -      $      (.01)   $      (.01)   $      (.02)
                             ===========    ===========    ===========    ===========








See accompanying notes to financial statements

                           THE WINNER'S EDGE.COM, INC.
                        (A Development Stage Enterprise)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                     Common Stock           Additional
                                   $.0001 Par Value         Paid-In       Accumulated
                                 Shares        Amount       Capital       (Deficit)        Total
                              ----------     ---------      ----------    -----------   -----------

Balance - December 31, 1999   26,955,941     $ 269,559      $   38,500    $ (483,181)   $ (175,122)

 Stock issued for services       775,000         7,750          62,250           -          70,000

 Debt converted to equity        778,259         7,784          58,369           -          66,153

Net income for period                -             -               -        (234,336)     (234,336)
                              ----------     ---------      ----------    ----------    ----------
Balance - September 30, 2000  28,509,200     $ 285,093      $  159,119    $ (717,517)   $ (273,305)
                              ==========     =========      ==========    ==========    ==========













See accompanying notes to consolidated financial statements.

                          THE WINNER'S EDGE.COM, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                                                July 8, 1998
                                                     Nine Months Ended          (Inception) to
                                                       September 30,            September 30,
                                                     2000          1999             2000
                                                 (Unaudited)   (Unaudited)      (Unaudited)
                                                 -----------   -----------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $ (234,336)   $ (343,612)       $ (715,841)
 Adjustments to reconcile net income
  (loss) to net cash used
  in operating activities:
    Depreciation and amortization                   94,995        22,011           119,731
    Stock based on compensation                     52,500        35,000            88,750
 Changes in assets and liabilities:
    Accounts payable and accrued liabilities        95,183       267,944           167,105
    Due to related parties                         (46,024)       17,573           142,573
                                                ----------    ----------        ----------
  Cash flow provided by (used in)
    operating activities                           (37,682)       (1,084)         (197,682)
                                                ----------    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              (30,011)          -            (137,271)
                                                ----------    ----------        ----------
  Cash flow provided by (used in)
    investing activities                           (30,011)          -            (137,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                          66,152           -             336,285
                                                ----------    ----------        ----------
  Cash flow provided by (used in)
    financing activities                            66,152           -             336,285

NET INCREASE (DECREASE) IN CASH                     (1,541)       (1,084)            1,332
                                                ----------    ----------        ----------
CASH AT BEGINNING OF PERIOD                          2,873         1,084               -
                                                ----------    ----------        ----------
CASH AT END OF PERIOD                           $    1,332    $     -           $    1,332
                                                ==========    ==========        ==========


                         THE WINNER'S EDGE.COM, INC.
                       (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS


                                                                                 July 8, 1998
                                                     Nine Months Ended          (Inception) to
                                                       September 30,            September 30,
                                                     2000          1999             2000
                                                  (Unaudited)   (Unaudited)      (Unaudited)
                                                ------------   ------------     --------------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
    Interest                                    $      -       $     -
    Taxes                                              -             -

NON-CASH FINANCING ACTIVITIES:
 Conversion of debt to equity                   $   66,152     $     -
                                                ==========     ===========










See accompanying notes to consolidated financial statements.

                       THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of The Winner's Edge.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the nine months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2 -  EQUITY TRANSACTIONS
          -------------------

          The Company issued 700,000 shares of common stock for legal services to be rendered for the year 2000. The legal services have been valued at $70,000 and the pro-rated portion of $35,000 has been expensed. Also included in the shares issued is a 75,000 share reduction due to a reclassification error from 1999.

          In August 2000, the Company issued 778,259 shares of common stock for conversion of $66,152 of indebtedness owed to an officer and shareholder of the Company for advances to the Company in the past year.

                        THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)



NOTE 3 -  DISPUTED PAYABLES
          -----------------

          The Company reversed accounts payable of approximately $215,000 due to a consultant in the third quarter. The Company originally recorded such disputed payables since the consultant was requesting payment even though the Company believed such monies were not due pursuant to the terms of the contract signed with the consultant. The $215,000 reversal has created a negative G & A for the quarter.

          NOTE 4 -  NEW ACCOUNTING PRONOUNCEMENTS
          ---------------------------------------

          In March 2000, the Company adopted EITF 00-2, "Accounting for Web-Site Development Costs". The EITF 00-2 requires certain web-site development costs to be expensed and others to be capitalized. During the nine months ended September 30, 2000, no web-site development costs were incurred, which would be capitalized pursuant to the EITF. All such web-site costs were expensed as incurred.

          NOTE 5 -  GOING CONCERN
          -----------------------

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $664,000, since inception. The Company intends to raise additional debt or equity financing to continue its operations. If they are unsuccessful they may be required to cease operations and/or file for bankruptcy. The Company has ceased operations effective October 2000 and is in search of an entity to merge or acquire through equity financing.

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

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that could materially affect the amount of its reported income from continuing operations for the period ending September 30, 2000.

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

          (b)  The Company filed a Report on Form 8-K dated August
               9, 2000.

               The Company filed a Report on Form 8-K dated August
               21, 2000.

               The Company filed a Report on Form 8-K dated August
               29, 2000.

               The Company filed a Report on Form 8-K dated
               September 18, 2000.

               The Company filed a Report on Form 8-K dated
               September 28, 2000.

                             SIGNATURES
                             ----------

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE WINNER'S EDGE.COM, INC.



                                By:  /s/Michael Fasci
                                   -------------------------------
                                   Michael Fasci
                                   Chief Financial Officer