Form 10KSB
period 2000-12-31
WINNERS EDGE COM INC
filed 2001-05-11
CIK 894049

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                  COMMISSION FILE NO.: 0-22954

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

               29 Abbey Lane, Middleboro, MA 02346
   ------------------------------------------------------------
   (Address of principal executive offices, including zip code)

                          (508) 880-6969
                   ---------------------------
                   (Issuer's telephone number)

    1900 Corporate Boulevard, Suite 400 East, Boca Raton, FL 33431
    --------------------------------------------------------------
          (Former Name, Former Address and Formal Fiscal Year,
                     if changed since last report)

   Securities registered pursuant to Section 12(b) of the Act:

       None                                      None
---------------------         -------------------------------------------
(Title of Each Class)         (Name of Each Exchange on which Registered)

       Securities registered pursuant to 12(g) of the Act:

             Common Stock, par value $.001 per share
                         (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [ ]     No  [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $14,902.00

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $.12 per share on March 31, 2001, was $2,306,731.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                          Yes  [x]   No  [ ]



As of March 31, 2001, there were 29,890,700 shares of the Registrant's Common Stock issued and outstanding.

                   THE WINNER'S EDGE.COM, INC.


                        TABLE OF CONTENTS

                                                         Page
                                                         ----
PART I
------

Item 1.  Business.........................................3

Item 2.  Properties.......................................7

Item 3.  Legal Proceedings................................7

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................7

PART II
-------
Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................8

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................9

Item 7.  Financial Statements and Supplementary Date......10

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.......................10

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act..............10

Item 10. Executive Compensation...........................11

Item 11. Security Ownership of Certain
           Beneficial Owners and Management...............12

Item 12. Certain Relationships and Related Transactions...13

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K..............14

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

CORPORATE HISTORY

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

     On June 15, 1998, at the annual meeting of shareholders, a new
board of directors was elected.   Prior to their resignations, the
old Board, at the direction of the new Board, voted to cancel the issuance of approximately 30,000,000 shares of the Company's Common Stock to the previous directors, officers, and consultants of the Company.

     The new Board inherited a company with virtually no records, supporting documentation, or business operations. The Board determined that the best course of action was to financially and operationally cleanse the Company by reorganizing pursuant to Chapter 11 of the Bankruptcy Code. The Company filed for relief on April 28, 1999, and the Company's First Amended Plan of Reorganization was confirmed on August 11, 1999. (See: Bankruptcy Reorganization). The Plan provides the outline for the commencement of operations for the Company to market software that predicts the outcome of thoroughbred horseraces in the United States and its Territories. (See: Bankruptcy Reorganization and Management's Discussion and Analysis of Financial Condition and Plan of Operations).

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

INTRODUCTION TO BUSINESS

     The Company has the exclusive worldwide rights to manufacture, sell, and distribute a roofing sealant marketed under the product name Roof Shield . The Company also has the exclusive rights to utilize a software program in the United States and its Territories which handicaps thoroughbred horseraces.

THE PRODUCTS

   Roof Shield[TM]

     Product Rights

     On March 30, 2001, the Company purchased from Universal
Sealant, Ltd. all proprietary and other rights to manufacture, market, sell, and distribute a roofing sealant known as Universal
Roof Shield[TM]. See Exhibit 10(a) and 10(b) to this filing for the contractual details.

     Product Description

     Roof Shield[TM] is one of the most advanced roof maintenance and repair technologies on the market today. Roof Shield[TM] AP502 is a roofing sealant paint that encompasses a special mix of fine crumb rubber from used tires. AP502 is engineered for application to corrugated/prefab metal shingles (composition, asphalt, asbestos and fiberglass), granulated rolled roofing, and torch-down systems. Roof Shield[TM] is a thick elastomeric coating comprised of plastic and rubber, that not only waterproofs, but also repairs and extends the life of old roofs while cosmetically imparting a renewed color. AP502 comes in 10 different colors. When properly applied and cured, AP502 creates a totally seamless membrane over an existing roof. After application, as it dries, it cross links chemically, and stretches with the roof to bond to the old surface which helps save and renew the old roof. This product can be easily applied with a roller or done by hand with a brush which makes it a popular choice for the do-it-yourselfer. Some of the advantages of the product are its ability to add years to the life of a roof, stops leaks, seal cracks, resistance to mold and mildew to stop damaging wind flutter, and is water based for quick drying easy clean up.

     Sales, Marketing and Distribution

     The Company anticipates sales of 500,000 gallons of Roof

Shield in 2001. Pursuant to the contract, Universal Sealant, Ltd. will be responsible for providing the sales, marketing, and distribution of Roof Shield[TM] and related products.

     Manufacturing and Production

     The Company has an agreement with Industrotech Sales, Ltd. for the manufacture of Roof Shield[TM].

     Competition

     The are several companies that manufacture and sell roofing sealant products. The Company will primarily compete with two (2) public companies that manufacture and sell roofing sealant products, Bullhide Corporation (OTCBB: BULH) and Urecoats (OTCBB:
UREC).

The Winner's Edge

     Although the Company has an exclusive license with Winner's Edge Licensing Corp. to market software and related products to the thoroughbred horseracing industry in the United States and its Territories, inclusive of the dissemination of computerized handicapping information to thoroughbred horseracing patrons, the Company has ceased all horseracing related operations and activities because the Company was unable to profitably implement its horseracing related business plan. During the remainder of 2001, the Company will evaluate its options concerning the future of its horseracing related activities.

PATENTS, TRADEMARKS AND LICENSES

     The Company owns the patent, tradename, and related proprietary materials to Roof Shield[TM]. The Company has a ten-year license, renewable for another ten years, for exclusive use of a proprietary computer software program to provide computerized handicapping for United States races to thoroughbred horse racing patrons worldwide. The software program was developed and is being maintained by one of the Company's principals. The Company has no royalty obligation for use of the software.

EMPLOYEES

     Presently, the Company's sole employee is Michael E. Fasci. The Company does not anticipate having additional employees during 2001 after which time the Company will evaluate employee needs based upon the Company's progress marketing and selling Roof Shield or other products.

ITEM 2.  PROPERTIES
         ----------

     At present, the Company does not own or lease any property upon which the Company operates. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide reception, secretarial, and bookkeeping services are provided to the Company at no cost by the Company's current officers and directors.

     The Company does rent a storage facility in Las Vegas, Nevada for $120 per month on a month-to-month basis to store equipment related to the Company's previous horseracing activities.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company filed a Voluntary Petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States
Bankruptcy Court for the Southern District of Florida, Case No. 99-32064-BKC-PGH, on April 28, 1999. On August 11, 1999, the U.S.
Bankruptcy Court confirmed the Company's First Amended Plan of
Reorganization.

     Other than the aforesaid Bankruptcy Court proceeding, the Company is not a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
     During the fiscal year ended December 31, 2000, there were no matters submitted to securityholders for a vote.

                             PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          ----------------------------------------------

     The Common Stock is currently traded on the OTC Bulletin Board under the symbol "WNNR". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods prior to December 31, 2000, and the OTC Bulletin Board thereafter. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


Fiscal Period                             High Bid    Low Bid
-------------                             --------    -------
1999:
-----
First Quarter...........................   $ .11       $ .09
Second Quarter..........................     .06         .06
Third Quarter ..........................     .11         .0625
Fourth Quarter..........................     .14         .10

2000:
-----
First Quarter...........................   $ .31       $ .21
Second Quarter..........................     .80         .80
Third Quarter ..........................     .15         .10
Fourth Quarter..........................     .02         .01

2001:
-----
First Quarter...........................   $ .12       $ .08


     The closing bid price for the Company's Common Stock on the OTC Bulletin Board on March 31, 2001 was $.12 per share.

     As of March 31, 2001, there were approximately 1,901 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of March 31, 2001.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General

     The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August, 1999 the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September, 2000 the Company stopped marketing the Winners Edge handicapping product due to insufficient income. The Company may reintroduce the Winners Edge product at some time in the future once another revenue stream has been secured that will provide sufficient resources for the proper marketing of the product. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield[TM], which the Company intends to market worldwide. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.

Financial Condition

     At December 31, 2000, the Company had total assets of $14,739, as compared to total assets of $85,392 at December 31, 1999; total liabilities of $326,009, as compared to total liabilities of $260,514 at December 31, 1999; and a deficiency of assets of $311,270, as compared to a deficiency of assets of $175,122 in 1999. The principal reason for the increase in the deficiency in assets was a $95,000 write off of equipment as well as further operating and development costs of The Winner's Edge handicapping product.

Liquidity and Capital Resources

     As of December 31, 2000, the Company's cash totaled $5,658 as compared to $2,873 at December 31, 1999, an increase of $2,785.
Net cash used in operations was $ 33,352 compared to $271 generated by operations in 1999. The increase in cash used is primarily due to losses incurred in operations. At the current time, the Company has no source of revenues and is dependent on contributions by its officers as well as private placements of its securities to accredited investors to generate the required cash flows to remain solvent. The Company's current cash requirements exceed its income and no assurance can be made that it will remain a going concern.

Results of Operations

Revenues - Sales for the fiscal year ended December 31, 2000, were $14,903 compared to sales of $14,762 in fiscal year ended
December 31, 1999.

Net Operating Loss - The net operating loss for the fiscal year ended December 31, 2000 was $277,300 compared to a net loss of $425,707 for the fiscal year ended December 31, 1999. The decrease in the net operating loss is due to the Company's reduction of expenditures to be more in line with revenues.

Depreciation and Amortization - Depreciation for the fiscal year ended December 31, 2000 was $8,453 as compared to $23,544 in fiscal year ended December 31, 1999.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $292,202 for the fiscal year ended December 31, 2000, as compared to $440,469 for fiscal year ended December 31, 1999.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     Financial information pursuant to this Item appear elsewhere in this Report. See Item 13.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AN FINANCIAL DISCLOSURE
          ------------------------------------------------

     The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2001.


                             PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

     Each director holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors.

     The directors and executive officers of the Company as of the date of this report are as follows:

Name                           Age      Position
----                           ---      --------

Michael E. Fasci               43       Chairman, Chief Executive
                                        Officer, Chief Financial
                                        Officer and sole Director

     Michael E. Fasci joined the Company in August, 1998, as a director and has served as Chairman of the Company's Audit Committee since January 1999, and as Chief Executive Officer since August, 2000. Mr. Fasci is the founder, President and Chief Executive Officer of Process Engineering Services, Inc., which has its principal executive offices located in Raynham, Massachusetts. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment for the manufacturing industry with clients worldwide. Since founding the company in 1987, he has grown the company in each successive year to where it is today with annual sales in excess of 1 million. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small profitable businesses.

     On August 19, 2000, C. Wayne Baldridge resigned as the Chief Executive Officer, President, and a Director of the Company. On August 28, 2000, Jeffrey H. Morris resigned as the Chief Financial Officer and a Director of the Company. On April 4, 2001, Anthony D'Amato resigned as a Director of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1991 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2000, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in
Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------
     The following table sets forth summary compensation information with respect to compensation paid by the Company to the

Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2000.

                        SUMMARY COMPENSATION TABLE
                        --------------------------

                            Annual Compensation                                Long Term Compensation

                                                                              Awards             Payments
                                                                     -------------------------   ---------
                                                                     Restricted   Securities
Name of Individual                                    Other Annual   Stock        Underlying/    LTIP      All Other
and Principal Position   Year     Salary      Bonus   Compensation   Award(s)     Options/SARs   Payouts   Compensation
----------------------   ----    ----------   -----   ------------   --------     ------------   --------  ------------

C. Wayne Baldridge       2000    $     -0-    $ -0-   $     3,750      -0-            -0-          -0-         -0-
  President

Michael E. Fasci         2000    $      -0-   $ -0-   $   42,324(1)    -0-            -0-          -0-         -0-
 CEO and CFO
____________________________________

(1)  Paid in the form of restricted common stock of the Company


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth, as of March 31, 2001, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)          Class
-------------------                 ------------       ----------

C. Wayne Baldridge                   3,365,293            11.3%
1900 Corporate Blvd.
Suite 400E
Boca Raton, FL 33431

Jeffrey H. Morris                    3,216,152            10.8%
1900 Corporate Blvd.
Suite 400E
Boca Raton, FL 33431

Anthony D'Amato                      1,012,972             3.4%
20283 State Road 7
Suite 213
Boca Raton, FL 33498

                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)          Class
-------------------                 ------------       ----------

Michael E. Fasci                     4,086,500(1)        13.7%
29 Abbey Lane
Middleboro, MA 02346

Denver B. Cashatt                   2,280,048             7.6%
603 Lafayette Street
Pittsburg, TX 75686

All Directors and Executive
 Officers as a Group (1 person)      4,086,500           13.7%
________________________

(1)  Includes 218,966 common shares owned by Process Engineering
     Corporation, a private company owned by Mr. Fasci.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The Company issued 700,000 shares of common stock at $.10 per share for legal services to be rendered for the year 2000. Also included in the shares issued is a 75,000 share reduction at $.085 per share due to a reclassification error from 1999.

     In August 2000, the Company issued 778,259 shares of common stock at $.085 to an officer and shareholder of the Company for conversion of $66,153 of advances made to the Company.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)(1) The following Exhibits are filed as part of this report

       3.1    Certificate of Incorporation[1]
       3.2    By-laws[1]
       3.3    Certificates of Amendment to Certificate of Incorporation[2]
       3.4    First Amended Plan of Reorganization[2]
       3.5    Order Confirming Debtor's First Amended Plan of
              Reorganization[2]
       10(a) Agreement for Sale and Purchase of Certain Assets of Universal Sealant, Ltd.
         (b)  First Modification to Agreement for Sale and
              Purchase of Certain Assets of Universal Sealant, Ltd.
         (c)  vanAar, Inc. Management Consulting Agreement[2]
         (d)  Licensing and Marketing Agreement[2]
         (e)  First Modification to Licensing and Marketing Agreement[2]

_________________

[1] Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.

[2] Filed as an exhibit to the Company's Annual Reports on Form 10-KSB for the period ended December 31, 2000 (File No. 0-22954) and incorporated herein by reference.

(b)    Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                             SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE WINNER'S EDGE.COM, INC.



Dated: May 9, 2001             By:/s/ Michael E. Fasci
                                  -----------------------------------
                                  Michael E. Fasci, Chief Executive
                                  Officer and Chief Financial Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature              Capacity                      Date
---------              --------                      ----

/s/ Michael E. Fasci   Chairman, Chief Executive     May 9, 2001
--------------------   Officer, Chief Financial
Michael E. Fasci       Officer and Director

                   FINANCIAL STATEMENTS FOR THE

                  PERIOD ENDING DECEMBER 31, 2000

                    THE WINNER'S EDGE.COM. INC.




                            CONTENTS



INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . F-1

BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

STATEMENT OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . F-3

STATEMENT OF DEFICIENCY IN ASSETS. . . . . . . . . . . . . . . . . F-4

STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . F-5

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . F-6

                  INDEPENDENT AUDITOR S REPORT

Shareholders and Directors
The Winners Edge. Com, Inc.

We have audited the accompanying balance sheets of The Winner s Edge. Com, Inc. ( a development stage enterprise) as of December 31, 2000, and the related statements of operations, deficiency in assets, and cash flows for the period July 8, 1998 (inception) to December 31, 2000 and for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and cash flows for the period July 8, 1998 (inception) to December 31, 2000 and the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $272,300 and $425,707 for the years ended December 31, 2000 and 1999, respectively, and has minimal working capital as of December 31, 2000. These factors raise substantial doubt the Company s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/
                                   RADIN, GLASS & CO, LLP

                                   Certified Public Accountants

New York, New York
April 26, 2001

                    THE WINNER'S EDGE.COM, INC.
                  (A Development Stage Enterprise)
                         BALANCE SHEET


                                             December 31,
                                                 2000
                                             ------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $     5,658
                                             -----------
          TOTAL CURRENT ASSETS                     5,658

EQUIPMENT, net of accumulated
  depreciation of $33,184 and
  and $24,736, respectively                        9,082
                                             -----------
                                             $    14,740
                                             ===========


              LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
  Account payable and accrued liabilities    $    76,580
  Due to officers and employees                  249,429
                                             -----------
          TOTAL CURRENT LIABILITIES              326,009

DEFICIENCY IN ASSETS:
  Common shares, $.01 par value,
    60,000,000 shares authorized,
    28,509,200 and 26,955,941 issued
    and outstanding, respectively                285,093
  Additional paid in capital                     164,119
  Accumulated deficit                           (760,481)
                                             -----------
          TOTAL DEFICIENCY IN ASSETS            (311,269)
                                             -----------
                                             $    14,740





See accompanying notes to financial statements

                       THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)
                        STATEMENTS OF OPERATIONS


                                                                          For the Period
                                                                            July 8, 1998
                                         Year Ended      Year Ended       (inception) to
                                        December 31,    December 31,        December 31,
                                           2000             1999                2000
                                        ------------    ------------      --------------

SALES                                   $    14,902     $    14,762       $     30,248

EXPENSES:
  Selling general and administrative        127,202         390,339            570,697
  Write-down of equipment                    95,000               -             95,000
  Stock based compensation                   70,000          36,250            106,250
  Advertising                                     -          13,880             17,106
                                        -----------    ------------      -------------
          TOTAL  EXPENSES                   292,202         440,469            789,053

NET LOSS                                $ (277,300)    $   (425,707)     $   (758,805)
                                        ==========     ============      ============

NET LOSS PER SHARE                      $     (.01)    $      (.02)
                                        ==========     ===========

Number of shares used in computation    27,970,656      18,288,729
                                        ==========     ===========





See accompanying notes to financial statements.

                       THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)
                         STATEMENT OF CASH FLOWS


                                                                          For the Period
                                                                            July 8, 1998
                                         Year Ended      Year Ended       (inception) to
                                        December 31,    December 31,        December 31,
                                           2000             1999                2000
                                        ------------    ------------      --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Loss                              $  (277,300)    $  (425,707)      $  (758,805)
  Adjustments to reconcile
    net loss to net cash
    used in operating activities:
      Depreciation                            8,453          23,544            33,189
      Write-down of equipment                95,000               -            95,000
      Stock based on compensation            75,000          36,250           111,250
  Changes in assets and liabilities:
     Accounts payable and accrued
       liabilities                            4,663          71,917           76,580
     Due to officers and employees           60,832         274,847          249,429
     Other current assets                         -          19,420                -

     Net cash (used in) provided
       by operating activities              (33,352)            271         (193,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment purchases                       (30,016)        (80,729)        (137,271)
                                        -----------    ------------      -----------
     Net cash provided by (used in)
       investing activities                 (30,016)        (80,729)        (137,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt converted to equity                   66,153               -           66,153
  Common stock issued                             -          82,247          270,133

     Net cash provided by financing
       activities                            66,153          82,247          336,286

NET INCREASE IN CASH                          2,785           1,789            5,658
                                        -----------    ------------      -----------
CASH AT BEGINNING OF THE YEAR                 2,873           1,084                -
                                        -----------    ------------      -----------
CASH AT THE END OF THE YEAR             $     5,658    $      2,873      $     5,658
                                        ===========    ============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                            $         -     $         -      $         -
    Taxes                               $         -     $         -      $         -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for services      $    70,000     $    36,250      $   106,250
                                        ===========    ============      ===========


See accompanying notes to financial statements.

                           THE WINNER'S EDGE. COM, INC.
                          (A Development Stage Enterprise)
                         STATEMENTS OF DEFICIENCY IN ASSETS


                                                Common Stock              Additional
                                                           Par Value       Paid-in
                                             Shares          $0.01         Capital          Deficit          Total
                                          ----------       ---------     ----------       -----------      ----------
BALANCE AT DECEMBER 31, 1998              13,252,971       $ 132,530     $       -        $ (457,843)      $ (325,313)
  Common stock issued to
   creditors pursuant to the
   bankruptcy in exchange for debt         2,261,109          22,610        60,069           400,369          483,048

  Common shares issued for litigation
    settlement                                50,000             500        11,100                 -          11,600

  Common stock issued for services
    pre-reverse merger                       700,000           7,000        28,000                 -          35,000

  Common shares issued for
    reverse merger                         9,916,861          99,169       (99,169)                -               -

  Common shares issued for services
    post reverse merger                      725,000           7,250        29,000                 -          36,250

  Common stock sold                           50,000             500         9,500                 -          10,000

  Net loss                                         -               -             -          (425,707)       (425,707)
                                          ----------       ---------     ---------        ----------       ---------

BALANCE AT DECEMBER 31, 1999              26,955,941       $ 269,559     $  38,500        $ (483,181)     $ (175,122)

  Stock issued for services                  775,000           7,750        62,250                 -          70,000

  Contribution of capital                          -               -         5,000                 -           5,000

  Debt converted to equity                   778,259           7,784        58,369                 -          66,153

  Net loss                                         -               -             -          (277,300)       (277,300)
                                          ----------       ---------     ---------        ----------       ---------

BALANCE AT DECEMBER 31, 2000              28,509,200       $ 285,093     $ 164,119        $ (760,481)     $ (311,269)
                                          ==========       =========     =========        ==========      ==========


See accompanying notes to financial statements.

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  BUSINESS
          --------

          The Winner's Edge. Com, Inc. ("the Company"), formerly known as UC'NWIN Systems Corporation "UC'NWIN", is engaged in the business of providing computerized handicapping to thoroughbred horse racing patrons. The Company markets directly to patrons via website on the Internet and by installation of interactive kiosks at racetracks and off-track betting locations. For accounting purposes UC'NWIN was acquired by The Winner's Edge Licensing Corp "WELC" with the business of WELC being the successor entity upon ratification of the First Amended Plan of Reorganization on August 11, 1999 by the United States Bankruptcy Court, Southern District of Florida. The acquisition has been accounted for as a reverse acquisition, which is a recapitalization of WELC. The financial statements presented represent the operations of WELC prior to August 11, 1999. See notes on recapitalization and reorganization of company.

NOTE 2 -  SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES
          ---------------------------------------------

       Recapitalization - On August 11, 1999, the Company acquired WELC and issued 13,252,971 shares or 50.1% for all of the assets, liabilities and contracts except for the handicapping software, which were licensed to the Company by the shareholders of WELC. The Company had no significant operations for three years prior to August 11, 1999, while being operated as UC'NWIN. (See note Reorganization of Company). Accordingly, the transaction has been accounted for as a reverse acquisition by WELC. The capital structure of WELC has been recapitalized to account for the equity structure subsequent to the acquisition, as if WELC had been the issuer of the common stock for all periods presented.

       Going Concern - Due to the start up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. In addition, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered cumulative recurring losses amounting to approximately $696,000 for the recent two years ended December 31, 2000. The Company intends to raise additional financing through debt or equity financing in the near future to enable the Company to

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


       continue operations for at least one year. If they are unsuccessful they may be required to cease operations and/or file for bankruptcy. The Company has ceased the computerized handicapping operations effective October 2000 and is in search of an entity to merge or acquire through equity financing.

       Basis of Presentation   Due to the start-up nature of the
       business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7.

       Revenue Recognition - The Company recognizes revenues as such related services are performed.

       Cash and cash equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       Equipment - Equipment is stated at cost and is depreciated on a straight-line basis using estimated lives which range from three to seven years.

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

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


       Reverse stock split - On August 11, 1999, the Company declared a four for one reverse stock split. All common share data and per share data have been retroactively adjusted to reflect such reverse stock split.

NOTE 3 -  EQUIPMENT
          ---------

       Equipment consists of the following at December 31, 2000:


                   Kiosks                   $    9,638
                   Computer equipment           20,714
                   Software                      5,305
                   Furniture & Fixtures          6,609
                                            ----------
                                                42,266
                   Accumulated depreciation    (33,184)
                                            ----------
                                            $    9,082
                                            ==========

       Depreciation expense for the year ended December 31, 2000 was $8,453.


NOTE 4 - DISPUTED PAYABLES
         -----------------

       In November 1999, the Company entered into a consulting agreement for third party company to "staff" up and manage the Company" as well as raise interim financing and manage a public offering for the Company. The consulting agreement provided for the following levels of compensation: a 5% commission on all interim financing proceeds, reimbursement of certain management costs, upon the closing of a public offering 1,500,000 million shares of common stock or more if the public offering is greater than $20 million, and a Lehman formula contingency fee for other capital transactions such as selling, buying or merging with another company. The consultant was terminated due to non performance of the above arrangement.

       Although, the Company did originally recorded disputed payables under the above arrangement since the consultant was requesting payment even though the Company believed such monies were not due pursuant to the terms of the aforementioned contract signed with the consultant. All of such payables have been reversed, since the Company

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


       and the consultant has determined no monies are due under the above terminated arrangement.

NOTE 5 - REORGANIZATION OF COMPANY
         -------------------------

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

       On June 15, 1998, the then serving Board of directors of the Company appointed four (4) new directors and then resigned. Prior to their resignations, the Board voted to cancel the issuance of approximately 30,000,000 shares of the Company's common Stock to directors, officers, and consultants of the Company. Since January 1996, the Company investigated the possibility of a business combination, but the Company lacked the capital necessary to pursue any acquisition and, further, lacked sufficient revenue base to be an attractive takeover target. Additionally, the Company did not possess the capital necessary to prepare and file reports which the Company was required to file under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The company had

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

       virtually no active business operations since early 1996, and ceased operations on or about November 30, 1996.

       On or about June 1998, a group of investors (the "Investors"), including some of the Company's former management, obtained control over 750,000 shares of common stock in the Company due to a default on a $ 125,000 loan to the previous management of the Company. Additionally, in 1998, another 700,000 shares of common stock were issued to a law firm for legal services rendered. On November 12, 1998, the Board of Directors ratified certain resolutions as follows:

       (a)  WIN Network, LLC, has ceased all operations.
            Investments in the joint ventures have not carrying value, no expected future recovery and are to be written off.

       (b) UC'NWIN System Ltd., United Kingdom, has ceased all operations. Investment in UC'NWIN Systems Ltd.,
            United Kingdom have no operations, value, expected future recovery, and is to be written off.

       (c) Any and all licensing agreements were determined to have no projected and have no value.

       (d) The Board reconfirmed that the company terminated its 1996 agreement to merge with Winners All International, Inc. Activities relating to this merger and any shares of stock that were exchanged, during this period, were negated, and all shares returned, including those previously held for investment.

       (e) UC'NWIN has not filed the required 1934 Act filings with the Securities and Exchange Commission since June 30, 1998 since UC'NWIN has been essentially inactive until the bankruptcy filing discussed hereafter.

NOTE 6 -  PETITION FOR RELIEF UNDER CHAPTER 11
          AND BASIS OF PRESENTATION
          ------------------------------------

       Reorganization and Basis of Presentation   On April 29,
       1999, the Company filed a petition for relief with the

                     THE WINNER'S EDGE.COM, INC.
                  (A Development Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS

       United States Bankruptcy Court, Southern District of Florida, under the provisions of Chapter 11 of the Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", UC'NWIN had adopted "fresh-start reporting", but due to the reverse acquisition by the Company such financial data is not applicable and has not been presented. The carrying value of the liabilities were reduced as a result of the adoption of fresh start reporting and the balance of the deficit was offset against paid in capital, to the extent available.

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

NOTE 7 - LICENSE AGREEMENT
         -----------------

       Pursuant to the terms of the license agreement WELC was issued 13,252,971 shares of common stock or 50.1% of the Company to transfer all of the assets and contracts of WELC and enter into a license agreement with WELC for the exclusive and non-transferable right to use the handicapping thoroughbred horse racing software in the United States. The license agreement also required the payment of royalties in the amount of 15% of the gross revenues generated from the licensed software. In December 1999 the Company increased the license to ten years with an option to renew the license for another ten years and the royalty was reduced to 0% by the former shareholders of WELC for the assumption of $148,752 of liabilities.

NOTE 8 -  EQUITY TRANSACTIONS
          -------------------

       (a) Pursuant to the terms of the bankruptcy the Company implemented a one for four reverse stock split. All

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

            common stock disclosure has been retroactively adjusted to reflect such stock split.

       (b) Certain investors whom loaned $125,000 of indebtedness to the previous management of the obtained 750,000 shares of common stock pursuant to a collateral agreement for the monies loaned to the Company.

       (c) The Company issued 1,425,000 shares of common stock in 1999 for legal services rendered. The legal services performed for the common stock was recorded at $71,250.

       (d) There were 1,799,040 shares issued to creditors pursuant to the bankruptcy in 1999 for the payment of $284,149 of outstanding liabilities. An additional 50,000 shares were issued to settle litigation by Raymond Kalley discussed hereafter, valued at $11,600.

       (e) Pursuant to the terms of the bankruptcy the shareholders of WELC were issued 13,252,971 shares of common stock, which have been recorded as a recapitalization of the Company.

       (f) There were 50,000 shares of common stock sold for $10,000 in November 1999.

       (g) The Company issued 700,000 shares of common stock for legal services to be rendered for the year 2000. The legal services have been valued at $70,000 expensed. Also included in the shares issued is a 75,000 share reduction due to a reclassification error from 1999.

       (h) In August 2000, the Company issued 778,259 shares of common stock for conversion of $66,153 of indebtedness owed to an officer and shareholder of the Company for advances to the Company in the past year.

       (i) A $5,000 contribution to capital for general and administrative expenses incurred by a officer and

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

            principal shareholder has been recorded for calendar 2000.

NOTE 9 - INCOME TAXES
         ------------

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

       The net operating loss carry forwards are subject to limitation in any given year in the event of certain events, including significant changes in ownership. The Company has not given recognition to these tax benefits in the accompanying financial statement. At December 31, 2000, the Company had available net operating loss carryforwards for tax purposes of approximately $12,500,000 mostly expiring through 2009 with some smaller net operating loss carryforwards expiring in 2013. Substantially all of the carryforwards are subject to limitations on annual utilization because upon completion of the reverse merger there was an "equity structure shift" involving 5% stockholder (as these terms are defined in Section 382 of the Internal Revenue Code) which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of the Company as of the date of the ownership change multiplied by the applicable Federal Long- Term Tax- Exempt Bond Rate. In August 1999, the Company triggered a Section 382 net operating loss limitation on the cumulative net operating loss carryforwards of approximately $12,000,000. Utilization of such net operating losses is limited to approximately $500,000 per annum. The net operating loss carryforwards result in an estimated $4,000,000 deferred tax asset against which the Company has taken a valuation reserve for the same amount due to the lack of assured taxable income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

       The Company rents storage space for some of its equipment held in Nevada on a month to month basis for $120 a

                        THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

       month. Rent expense for the years ended December 31, 2000 and 1999 was $3,313 and $0, respectively.

       The Company operates from the offices of a officer and principal shareholder of the Company. The Company has recognized a $5,000 contribution of capital and the related general and administrative expense for the use of such office and other ancillary administrative expenses.

NOTE 11 - SUBSEQUENT EVENTS
          -----------------

       On March 30, 2001, the Company entered into an agreement to purchase certain assets of Universal Sealant, Ltd, a Bahamian Corporation, ("the Seller") which owns all of the proprietary and other rights to manufacture, produce, distribute and sell a roofing sealant known as UniSeal Roof Shield. The purchase price is to be paid over twenty-four months, expiring on March 31, 2003, from "Net Revenues" after the retention of the first $50,000 of Net Revenues in years one and two of the purchase agreement. Payments to the Seller shall not exceed $1,000,000. The purchase is contingent on the Company raising $100,000 from the sale of 2,500,000 shares of common stock from investors and a letter from the underlying creator of the UniSeal Roof Shield product, that the Seller is in good standing.

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

                            EXHIBITS

                               TO

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                _______________________________

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               OF

                   THE WINNER'S EDGE.COM, INC.