Form 10QSB
period 2001-03-31
WINNERS EDGE COM INC
filed 2001-05-16
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                Form 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2001


                      Commission File number 0-22954
                                             -------

                        THE WINNER'S EDGE.COM, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

           Delaware                                       65-0952186
----------------------------------                   -------------------
(State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                   Identification No.)

              29 Abbey Lane, Middleboro, Massachusett 02346
          ----------------------------------------------------
      (Address of principal executive offices, including zip code)

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

The number of shares of Common Stock, par value $ .01 per share, issued and outstanding as of March 31, 2001 is 29,890,700.

                         THE WINNER'S EDGE.COM, INC
                             INDEX TO FORM 10-QSB
                               March 31, 2001

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - March 31, 2001 (unaudited) and December
               31, 2000

               Statement of Operations - Three months ended March
               31, 2001 and 2000 (Unaudited) and July 8, 1998 (inception) to March 31, 2001.

               Statement of Cash Flows - Three months ended March 31, 2001 and 2000 (Unaudited) and July 8, 1998 (inception) to March 31, 2001.

               Statement of Deficiency in Assets - Three Months ended March 31, 2001.

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)

                       PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                         THE WINNER'S EDGE. COM, INC.
                      (A Development Stage Enterprise)
                                BALANCE SHEET


                                                 March 31,       December 31,
                                                   2001             2000
                                               ------------     ------------
                                               (unaudited)        (audited)

                      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $        557     $      5,658
                                               ------------     ------------
             TOTAL CURRENT ASSETS                       557            5,658

EQUIPMENT, net of accumulated depreciation
  of $35,297 and $33,184, respectively                6,969            9,082
                                               ------------     ------------
                                               $      7,526     $     14,740
                                               ============     ============
LIABILITIES AND DEFICIENCY IN ASSETS


CURRENT LIABILITIES:
 Account payable and accrued liabilities       $     77,453     $     76,580
 Due to related parties                             235,614          249,429
                                               ------------     ------------
             TOTAL CURRENT LIABILITIES              313,067          326,009

DEFICIENCY IN ASSETS:
 Common shares, $.01 par value, 60,000,000
   shares authorized, 29,890,700 and
   outstanding, respectively                        298,908          285,093
 Additional paid in capital                         164,119          164,119
 Accumulated deficit                               (768,568)        (760,481)
                                               ------------     ------------
             TOTAL DEFICIENCY IN ASSETS            (305,541)        (311,269)
                                               ------------     ------------
                                               $      7,526     $     14,740
                                               ============     ============

              See accompanying notes to financial statements.

                       THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)
                        STATEMENTS OF OPERATIONS

                                                                     For the Period
                                        Three Months   Three Months   July 8, 1998
                                          Ended           Ended     (inception) to
                                         March 31,       March 31,      March 31,
                                           2001            2000           2001
                                        -----------    -----------    -----------
                                        (unaudited)    (unaudited)    (unaudited)

SALES                                  $       -           $3,753     $   30,248

EXPENSES:
  Selling general and administrative         8,087        235,552        578,784
  Write-down of equipment                      -              -           95,000
  Stock based compensation                     -           17,500        106,250
  Advertising                                  -              -           17,106
                                       -----------     ----------     ----------
                TOTAL  EXPENSES              8,087        253,052        797,140

NET LOSS                               $    (8,087)    $ (249,299)    $ (766,892)
                                       ===========     ==========     ==========

NET LOSS PER SHARE:                    $      (.00)    $     (.01)
                                       ===========     ==========

Number of shares used in computation    29,545,325     27,080,941
                                       ===========     ==========


              See accompanying notes to financial statements.

                       THE WINNER'S EDGE.COM, INC.
                    (A Development Stage Enterprise)
                        STATEMENT OF CASH FLOWS

                                                                                   For the Period
                                                      Three Months   Three Months   July 8, 1998
                                                         Ended           Ended     (inception) to
                                                        March 31,       March 31,      March 31,
                                                          2001            2000           2001
                                                       -----------    -----------    -----------
                                                       (unaudited)    (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $    (8,087)    $ (249,299)    $ (766,892)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                            2,113          5,000         35,302
    Write-down of equipment                                   -              -           95,000
    Stock based on compensation                                           17,500        111,250
  Changes in assets and liabilities:
    Accounts payable and accrued liabilities                  873        169,033         77,453
    Due to officers and employees                             -           85,681        249,429
                Other current assets                          -              -              -
                                                      -----------     ----------     ----------
  Net cash (used in) provided by operating activites       (5,101)        27,915       (198,458)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Equipment purchases                                         -          (28,039)      (137,271)
                                                      -----------     ----------     ----------
  Net cash used in investing activies                         -          (28,039)      (137,271)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Debt converted to equity                                    -               -          66,153

  Common stock                                                -               -         270,133
                                                      -----------     ----------     ----------
  Net cash provided by financing activies                     -               -         336,286

NET (DECREASE) INCREASE IN CASH                            (5,101)           (124)          557
                                                      -----------     ----------     ----------

CASH AT BEGINNING OF THE YEAR                               5,658           2,873           -
                                                      -----------     ----------     ----------

CASH AT THE END OF THE YEAR                           $       557     $     2,749    $      557
                                                      ===========     ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest                                            $       -       $       -      $      -
  Taxes                                                       -               -             -

NON -CASH FINANCING ACTIVITIES:

Common stock issued for debt                          $    13,815

Common stock issued for services                      $       -       $    70,000    $   70,000
                                                      ===========     ===========    ==========


              See accompanying notes to financial statements.

                        THE WINNER'S EDGE. COM, INC.
                      (A Development Stage Enterprise)
                      STATEMENTS OF DEFICIENCY IN ASSETS

                                          Common Stock                Additional
                                                     Par Value         Paid-in      Accumulated
                                       Shares          $0.01           Capital         Deficit      Total
                                      ----------     ----------      ----------     ----------   ----------

BALANCE AT DECEMBER 31, 2000          28,509,200     $  285,093      $  159,119     $(755,481)   $ (311,269)

STOCK ISSUED FOR DEBT                  1,381,500         13,815          13,815

NET LOSS                                                                               (8,087)       (8,087)
                                      ----------     ----------      ----------     ---------    ----------
BALANCE AT MARCH 31, 2001 (Unaudited) 29,890,700       $298,908      $  159,119     $(763,568)   $ (305,541)
                                      ==========     ==========      ==========     =========    ==========




               See accompanying notes to financial statements.

	                  THE WINNER'S EDGE.COM, INC.
                        (A Development Stage Enterprise)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION
          ---------------------

The accompanying unaudited consolidated financial statements of The Winner's Edge.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2.   EQUITY TRANSACTIONS.
          --------------------

In January 2001, the Company issued 1,381,500 shares of common stock to the sole officer of the Company in exchange for $13,815 of indebtedness.

NOTE 3.   GOING CONCERN
          -------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $768,000, since inception. The Company intends to raise additional debt or equity financing to continue its operations if they are unsuccessful they may be required to cease operations and/or file for bankruptcy. The Company has ceased operations effective October 2000 and is in search of an entity to merge or acquire through equity financing.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General

     The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August, 1999 the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September, 2000 the Company stopped marketing the Winners Edge handicapping product due to insufficient income. The Company may reintroduce the Winners Edge product at some time in the future once another revenue stream has been secured that will provide sufficient resources for the proper marketing of the product. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry. In March of 2001 the Company entered into an agreement whereby it agreed to purchase the assets of Universal Sealant, Ltd. A copy of the agreement was included in the Form 10-K for 2000. The transaction closed in a timely manner on April 30, 2001. At present, the sales and marketing of the Universal Sealant product line is the only business in the Company is actively engaged in.

Financial Condition

     At March 31, 2001, the Company had total assets of $ 7,526 as compared to total assets of $ 14,740 at December 31, 2000; total liabilities of $313,067, as compared to total liabilities of $326,009 at December 31, 2000; and a deficiency of assets of $305,541, as compared to a deficiency of assets of $311,269 at December 31, 2000.

Liquidity and Capital Resources

     As of March 31, 2001, the Company's cash totaled $557 as compared to $5,658 at December 31, 2000, a decrease of $5,101. Net cash used in operations for the quarter ended March 31, 2001 was $ 8,087 compared to $ 253,052 used by operations for the quarter ended March 31, 2000. The decrease in cash used is primarily due to the Company reducing its expenses to be more in line with income. At the current time the Company has no sales, and has been dependent on contributions by its officers as well as private placements of its common stock to generate the required cash flows to remain solvent. The Company's current cash requirements exceed its income and no assurances can be made that it will remain a going concern. However, the Company anticipates the commencement of a revenue stream in conjunction with its acquisition of certain products of Universal Sealants, Ltd.

Results of Operations

     Revenues - Sales for the quarter ended March 31, 2001, were $-0-compared to sales of $3,753 in the year earlier quarter.

     Net Operating Loss - The net operating loss for the quarter ended March 31, 2001 was $8,087 compared to net loss of $249,299 in the year earlier quarter. The decrease in the net operating loss is due to the Company reducing its expenditures to be more in line with income.

     Depreciation and Amortization - Depreciation for the quarter ending March 31, 2001 was $2,113 as compared to $ 5,000 in the year earlier quarter.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $8,087 for the quarter ending March 31, 2001, as compared to $ 253,052 for the year earlier quarter.

                         PART II - OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS

          Not Applicable.

Item 2.   CHANGE IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          In connection with the Company's acquisition of the assets of Universal Sealant, Ltd. in April, 2001, the Company sold 2,625,000 of its common stock at $.04 per share to accredited investors for aggregate gross proceeds of $105,000 pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)(i) On or about April 2, 2001, the Company filed a Report on Form 8-K announcing the Agreement for the Sale and Purchase of Certain Assets of Universal Sealant, Ltd., a Bahamian corporation ("USL"). The Company purchased all proprietary and other rights to produce, manufacture, distribute, and sell a roofing sealant known as Universal Roof Shield (the "Product").

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE WINNER'S EDGE.COM, INC.

Dated: May 14, 2001        By:/s/ Michael E. Fasci
                              ---------------------
                              Michael E. Fasci, President and CEO