Form 10QSB
period 2001-06-30
WINNERS EDGE COM INC
filed 2001-08-13
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549


                               Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2001
                                              -------------

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----


                       Commission File number 0-22954


                           SEALANT SOLUTIONS, INC.
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


                29 Abbey Lane, Middleboro, Massachusetts 02346
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                 (508) 880-6969
                           ---------------------------
                           (Issuer's telephone number)


                           THE WINNER'S EDGE.COM, INC.
            -----------------------------------------------------
            (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
filing requirements for the past 90 days.     Yes  [X]       No [_]

The number of shares of Common Stock, par value $ .01 per share, issued and outstanding as of June 30, 2001 is 33,103,591.

                          SEALANT SOLUTIONS, INC.

                           INDEX TO FORM 10-QSB

                              June 30, 2001


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - Six months ended June 30, 2001
               (Unaudited) and December 31, 1999 (Audited).

               Statement of Operations - Three months and six months ended June 30, 2001 and 2000 (Unaudited) and July 8, 1998 (inception) to June 30, 2001.

               Statement of Cash Flows - Six months ended June 30, 2001 and 2000 (Unaudited) and July 8, 1998 (inception) to June 30, 2001.

               Statement of Stockholder's Equity - Six Months ended June
               30, 2001.

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                            SEALANT SOLUTIONS, INC.
                       (A Development Stage Enterprise)



                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                        SEALANT SOLUTIONS, INC.
                    (A Development Stage Enterprise)
                              BALANCE SHEET

                              ASSETS
                              ------

                                    June 30,       December 31,
                                     2001              2000
                                  -----------      ------------
                                  (unaudited)       (audited)
CURRENT ASSETS:
  Cash and cash equivalents        $  45,364       $   5,658
                                   ---------       ---------
  TOTAL CURRENT ASSETS                45,364           5,658

EQUIPMENT, net of accumulated
  depreciation of $35,916
  and $33,184, respectively            6,350           9,082
                                   ---------       ---------
                                   $  51,714       $  14,740
                                   =========       =========

               LIABILITIES AND STOCKHOLDERS EQUITY
               -----------------------------------

CURRENT LIABILITIES:
  Account payable and
    accrued liabilities            $  20,753       $  76,580
  Due to related parties               9,748         249,429
                                   ---------       ---------
  TOTAL CURRENT LIABILITIES           30,501         326,009
                                   =========       =========

STOCKHOLDERS EQUITY:
  Common shares, $.01 par value,
   60,000,000 shares authorized,
   33,103,591 and 28,509,200
   issued and outstanding,
   respectively                      657,786         285,093
  Additional paid in capital         164,119         164,119
  Accumulated deficit               (800,692)       (760,481)
                                   ---------       ---------
  TOTAL STOCKHOLDERS EQUITY           21,213        (311,269)
                                   ---------       ---------
                                   $  51,714       $  14,740
                                   =========       =========



See accompanying notes to financial statements.

                         SEALANT SOLUTIONS, INC.
                    (A Development Stage Enterprise)
                        STATEMENTS OF OPERATIONS


                                                            For the Period
                              Six months     Six months      July 8, 1998
                                 Ended          Ended       (inception) to
                                June 30,       June 30,       to June 30
                                 2001            2000            2000
                              -----------    -----------    --------------
                              (unaudited)    (unaudited)      (unaudited)

SALES                         $       -0-    $    6,108       $    30,248

EXPENSES:
Selling general
  and administrative               35,106       289,175           605,803
Write-down of equipment               -0-           -0-            95,000
Stock based compensation           16,250        35,000           122,500
Advertising                         1,046           -0-            18,152
                              -----------    -----------      -----------
    TOTAL EXPENSES                 52,402       324,175           841,455

OTHER INCOME                       12,191           -0-            12,191
                              -----------    -----------      -----------
NET LOSS                      $   (40,211)   $  (318,067)     $  (799,016)
                              ===========    ===========      ===========

NET LOSS PER SHARE            $     (0.00)   $      (.01)
                              ===========    ===========

Number of shares used
 in computation                31,068,815     27,197,608
                              ===========    ===========


See accompanying notes to financial statements.

                          SEALANT SOLUTIONS, INC.
                     (A Development Stage Enterprise)
                         STATEMENTS OF OPERATIONS

                                        Three months        Three months
                                           Ended               Ended
                                          June 30,            June 30,
                                           2001                 2000
                                        -----------         ------------
                                        (unaudited)         (unaudited)

SALES                                   $       -0-         $     2,355

EXPENSES:
Selling general
  and administrative                         28,851              53,623
Write-down of equipment                         -0-                 -0-
Stock based compensation                     16,250              17,500
Advertising                                   1,046                 -0-
                                        -----------         -----------
    TOTAL EXPENSES                           46,147              71,123

OTHER INCOME                                 12,191                 -0-
                                        -----------         -----------
NET LOSS                                $   (33,956)        $   (68,768)
                                        ===========         ===========

NET LOSS PER SHARE                      $     (0.00)        $     (0.00)
                                        ===========         ===========

Number of shares used
  in computation                         32,297,777          27,430,941
                                         ==========          ==========




See accompanying notes to financial statements.

                             SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDER'S EQUITY


                                     Common Stock           Additional
                                    $.01 Par Value          Paid-In       Accumulated
                                 Shares        Amount       Capital       (Deficit)        Total
                              ----------     ---------      ----------    -----------   ----------

Balance - December 31, 2000   28,509,200     $ 285,093      $  159,119    $ (755,481)   $ (311,269)

 Stock issued for debt         1,726,882        17,269         223,807           -         241,076

 Stock issued for services       242,509         2,425          24,191           -          26,616

 Sale of common stock          2,625,000        26,250          78,750           -         105,000

Net Loss for period                  -             -               -         (40,211)      (40,211)
                              ----------     ---------      ----------    -----------   ----------
Balance - June 30, 2001       33,103,591     $ 331,037      $  485,867    $  (795,692)  $   21,212
                              ==========     =========      ==========    ===========   ==========




See accompanying notes to financial statements.

                           SEALANT SOLUTIONS, INC.
                       (A Development Stage Enterprise)
                           STATEMENT OF CASH FLOWS


                                                                                  July 8, 1998
                                                      Six Months Ended            (Inception)
                                                  June 30,       June 30,          to June 30,
                                                    2001           2000                2001
                                                 (Unaudited)    (Unaudited)        (Unaudited)
                                                 -----------    -----------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                        $   (40,211)   $ (318,067)       $  (799,016)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
    Depreciation                                       2,732        10,000             35,921
    Write-down of equipment                              -0-           -0-             95,000
    Forgiveness of indebtedness                       12,191           -0-             12,191
    Stock based on compensation                       26,616        35,000            137,866
 Changes in assets and liabilities:
    Accounts payable and accrued liabilities         (55,827)      349,031             20,753
    Due to officers and employees                    (10,795)      (46,024)           238,634
    Other current assets                                 -0-           -0-                -0-
                                                 -----------    ----------        -----------
       Net cash (used in) provided
       by operating activities                       (65,294)       29,940           (258,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment purchases                                    -0-       (30,016)          (137,271)
                                                 -----------    ----------        -----------
       Net cash used in investing
       activities                                        -0-       (30,016)          (137,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt converted to equity                               -0-           -0-             66,153
  Common stock                                       105,000           -0-            375,133
                                                 -----------    ----------        -----------
       Net cash provided by
       financing activities                          105,000           -0-            441,286

NET (DECREASE) INCREASE IN CASH                       39,706           (76)            45,364
                                                 -----------    ----------        -----------

CASH AT BEGINNING OF THE PERIOD                        5,658         2,873                -0-
                                                 -----------    ----------        -----------

CASH AT THE END OF THE PERIOD                    $    45,364    $    2,797        $    45,364
                                                 ===========    ==========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                     $       -0-    $      -0-        $       -0-
    Taxes                                                -0-           -0-                -0-

NON -CASH FINANCING ACTIVITIES
  Common stock issued for debt                   $   228,807    $      -0-        $   228,807
  Common stock issued for services               $    26,616    $   70,000        $    96,616
                                                 ===========    ==========        ===========




See accompanying notes to financial statements.

                            SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of Sealant Solutions, Inc, f/k/a The Winner's Edge.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2 -  EQUITY TRANSACTIONS
          -------------------

          In January 2001, the Company issued 1,381,500 shares of common stock to the sole officer of the Company in exchange for $13,815 of indebtedness.

          In April 2001, the Company issued 354,548 shares of common stock to the sole officer of the Company in exchange for $4,284 of indebtedness and $16,250 of services. Also, the Company issued 222,977 to its six creditors in cancellation of debt.
          In May 2001, the Company issued another 10,366 shares for legal services. In addition, there was 2,625,000 shares issued to six
          (6) accredited investors pursuant to a private placement memorandum at $.04 per share for $105,000.

                            SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 -  GOING CONCERN
          -------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $800,600, since inception. The Company intends to raise additional debt or equity financing to continue its operations. If they are unsuccessful, they may be required to cease operations and/or file for bankruptcy. The Company ceased operations for the Winner's Edge product in October 2000 and resumed operations to sell the Universal Sealant product line in March 2001 upon the acquisition of certain assets of Universal Sealant, Ltd. The Company continues to search for opportunities to merge or acquire through equity financing.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General
-------

     The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999, the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the intellectual property ownership of the handicapping program. In September 2000, the Company stopped marketing the Winners Edge handicapping product due to insufficient income. The Company may reintroduce the Winners Edge product at some time in the future once another revenue stream has been secured that will provide sufficient resources for the proper marketing of the product. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry. In March 2001, the Company entered into an agreement whereby it agreed to purchase the assets of Universal Sealant, Ltd. A copy of the agreement was included in the Form 10-K for 2000. The transaction closed in a timely manner on April 30, 2001. At present, the sales and marketing of the Universal Sealant product line is the only business in which the Company is actively engaged.

Quarterly Company Activity
--------------------------

     The second quarter of 2001 proved to be a significant turning point in the Company's operations. A number of actions were taken by management to improve the Company's financial position and to increase shareholder value. The major actions were as follows:

     1) Working closely with the Company's creditors, the Company was able to eliminate all of its debt with minimal dilution to its shareholders.

     2) By performing a private placement of the Company's securities, the Company was able to raise funds sufficient to completely satisfy the negotiated creditor debt, and to bring the Company to a positive shareholder equity. This is something the Company had not been able to achieve in recent years.

     3) The Company increased its sales and marketing effort for its Universal Sealant product line to expedite the start of the revenue stream from this recent acquisition. These efforts have begun to prove successful as the Company has received its initial order for sealant products in the amount of 1,000 gallons per month for twelve
          (12) months. The Company anticipates monthly shipments to begin August 2001.

     4) The Company's shareholders successfully voted to change the name of the Company from The Winners Edge.com, Inc. to Sealant Solutions, Inc. The purpose of the name change was to make the name more in line with the Company's main business.

Financial Condition
-------------------

     At June 30, 2001, the Company had total assets of $51,714, as compared to total assets of $14,740 at December 31, 2000. This represents an increase in assets of $36,974.

     At June 30, 2001, the Company had total liabilities of $30,501, as compared to total liabilities of $326,009 at December 31, 2000. This represents a decrease in liabilities of $295,508.

     At June 30, 2001, the Company had a positive stockholders equity of $21,213, as compared to a deficiency of assets of $311,269 at December 31, 2000.

     This represents an increase in stockholders equity of $332,482.


Liquidity and Capital Resources
-------------------------------

     For the six months ending June 30, 2001, the Company's cash totaled $45,364 as compared to $2,797 for the same six month period in 2000, an increase of $42,567. Net cash used in operations for the six months ending June 30, 2001 was $65,294 compared to $29,940 generated by operations for the six months ended June 30, 2000. At the current time the Company has limited sources of revenue and may become dependent on contributions by its officers as well as private placements of its common stock to generate the required cash flows to remain solvent. The Company's current cash requirements may exceed its income and no assurances can be made that it will remain a going concern.

Results of Operations
---------------------

     REVENUES - Sales for the quarter ended June 30, 2001, were $-0-compared to sales of $2,355 in the year earlier quarter.

     NET OPERATING LOSS - The net operating loss for the quarter ended June 30, 2001 was $33,956 compared to net loss of $68,768 in the year earlier quarter. The decrease in the net operating loss is due to the Company reducing its expenditures to be more in line with income.

     DEPRECIATION AND AMORTIZATION - Depreciation for the quarter ending June 30, 2001 was $-0- as compared to $-0- in the year earlier quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $28,851 for the quarter ending June 30, 2001, as compared to $53,623 for the year earlier quarter.

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

          Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          In July 2001, proxies were submitted by a majority of the shareholders of The Winner's Edge.com, Inc. approving a change of the Company name to Sealant Solutions, Inc.


Item 5.   OTHER INFORMATION
          -----------------

          In connection with the Company's acquisition of the assets of Universal Sealant, Ltd. in April, 2001, the Company sold 2,625,000 of its common stock at $.04 per share to accredited investors for aggregate gross proceeds of $105,000 pursuant to an exemption from registration under the Securities Act of 1933, as amended.

          In July 2001, the majority of shareholders of The Winner's Edge.com, Inc. approved a change of the Company name to Sealant Solutions, Inc. which name change became effective on August 6, 2001. The Company's new trading symbol is "SSLU".


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b) On April 2, 2001, the Company filed a Report on Form 8-K announcing that the Company entered into an Agreement for the Sale and Purchase of Certain Assets of Universal Sealant, Ltd., a Bahamian corporation ("USL"). The Company purchased all proprietary and other rights to produce, manufacture, distribute, and sell a roofing sealant known as Universal Roof Shield (the "Product").

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEALANT SOLUTIONS, INC.


Dated: August 13, 2001        By:/s/ Michael E. Fasci
                                 ------------------------------------
                                 Michael E. Fasci, President and CEO