Form 10QSB
period 2001-09-30
SEALANT SOLUTIONS INC
filed 2001-11-28
CIK 894049

U.S. SECURITIES EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-QSB


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                           Commission File Number:
September 30, 2001                                    0-22954


                        SEALANT SOLUTIONS, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

          Delaware                                         65-0952186
-------------------------------                      ---------------------
(State or other jurisdiction of                      (IRS Employer Identi-
incorporation or organization)                       fication Number)

       29 Abbey Lane, Middleboro, Massachusetts          02346
---------------------------------------------------------------------------
       (Address of Principal Executive Offices)        (Zip Code)


                             (508) 880 - 6969
            ---------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                      Yes   [X]                 No [ ]

The number of shares of Common Stock, par value $ .01 per share, outstanding as of November 15, 2001 is 33,503,591.

                     SEALANT SOLUTIONS, INC
               F/K/A THE WINNER'S EDGE.COM, INC.

                      INDEX TO FORM 10-QSB

                       SEPTEMBER 30, 2001




PART I.  Financial Information                                   Page #

Item 1.        Financial Statements -
               Balance Sheet
               September 30, 2001
               December 31, 2000                                    3

               Statements of Operations
               Nine months ended September 30, 2001
               Nine months ended September 30, 2000
               Period July 8, 1998 to September 30, 2001            4

               Statements of Operations
               Three months ended September 30, 2001
               Three months ended September 30, 2000                5

               Statement of Stockholders Equity
               Nine months ended September 30, 2001                 6

               Statements of Cash Flows
               Nine months ended September 30, 2001
               Nine months ended  September 30, 2000
               Period July 8, 1998 to September 30, 2001            7

               Notes to Financial Statements                        8

PART II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K                     10
               Signatures                                           10

                         SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)

                              BALANCE SHEET

                                                     September 30,     December 31,
                                                         2001             2000
                                                     -------------     ------------
                                                       (Unaudited)      (Audited)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $      41,679     $      5,658
                                                     -------------     ------------
  TOTAL CURRENT ASSETS                                      41,679            5,658

EQUIPMENT, net of accumulated depreciation of
  $37,283 and $33,184, respectively                          4,983            9,082
                                                     -------------     ------------
                                                     $      46,662     $     14,740
                                                     =============     ============
              LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Account payable and accrued liabilities            $      35,302     $     76,580
  Due to related parties                                    18,667          249,429
  Notes payable                                             10,000             -
                                                     -------------     ------------
  TOTAL CURRENT LIABILITIES                                 63,968          326,009

STOCKHOLDERS EQUITY:
  Common shares, $.01 par value, 60,000,000
    shares authorized, 33,503,591 and 28,509,200
    issued and outstanding, respectively                   335,038          285,093
  Additional paid in capital                               526,867          164,119
  Accumulated deficit                                     (879,211)        (760,481)
                                                     -------------     ------------
  TOTAL STOCKHOLDERS EQUITY                                (17,307)        (311,269)
                                                     -------------     ------------
                                                     $      46,662     $     14,740
                                                     =============     ============



             See accompanying notes to financial statements.

                         SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS

                                                                   For the Period
                                Nine Months       Nine Months       July 8, 1998
                                  Ended             Ended          (inception) to
                               September 30,     September 30,     September 30,
                                  2001               2000              2001
                               -------------     -------------     -------------
                                (Unaudited)       (Unaudited)       (Unaudited)

SALES                          $      13,500     $       9,328     $      43,748

EXPENSES:
  Selling general and
    administrative                    87,267           191,164           659,640
  Write-down of equipment               -                 -               95,000
  Stock based compensation            56,250            52,500           162,500
  Advertising                          1,546              -               18,652
                               -------------     -------------     -------------
  TOTAL EXPENSES                     145,064           243,664           935,793

OTHER INCOME
  Interest income                        517              -                  517
  Other income                        12,316              -               12,316
                               -------------     -------------     -------------
  TOTAL OTHER INCOME                  12,833              -               12,833

NET LOSS                       $    (118,730)    $    (234,336)    $    (879,211)
                               =============     =============     =============

NET LOSS PER SHARE:            $       (0.00)    $       (0.01)
                               =============     =============

Number of shares used in
  computation                     31,719,248        28,120,071
                               =============     =============



             See accompanying notes to financial statements.

                         SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS

                               Three Months      Three Months
                                  Ended             Ended
                               September 30,     September 30,
                                  2001               2000
                               -------------     -------------
                                (Unaudited)       (Unaudited)

SALES                          $      13,500     $       3,220

EXPENSES:
  Selling general and
    administrative                    52,161           (98,011)
  Stock based compensation            40,000            17,500
  Advertising                            500              -
                               -------------     -------------
  TOTAL  EXPENSES                     92,662           (80,511)

OTHER INCOME                             125              -
                               -------------     -------------

NET INCOME (LOSS)              $     (79,037)    $      83,731
                               =============     =============

NET LOSS PER SHARE:            $       (0.00)    $        0.00
                               =============     =============
Number of shares used
  in computation                  33,203,591        28,120,071
                               =============     =============



             See accompanying notes to financial statements.

                         SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)

                    STATEMENTS OF STOCKHOLDERS EQUITY

                                          Common Stock           Additional
                                    ------------------------      Paid-In       Accumulated
                                       Shares        Amount        Capital        Deficit           Total
                                    -----------    ----------    -----------    -----------     -----------

BALANCE AT DECEMBER 31, 2000         28,509,200    $  285,093    $   164,119    $  (760,481)    $  (311,269)

STOCK ISSUED FOR DEBT                 1,726,882        17,269        223,807           -            241,076

STOCK ISSUED FOR SERVICES               642,509         6,425         60,191           -             66,616

SALE OF COMMON STOCK                  2,625,000        26,250         78,750           -            105,000

NET LOSS                                   -             -              -          (118,730)       (118,730)
                                    -----------    ----------    -----------    -----------     -----------
BALANCE AT
  JUNE 30, 2001 (Unaudited)          33,503,591    $  335,037    $   526,867    $  (879,211)    $   (17,307)
                                    ===========    ==========    ===========    ===========     ===========

                         SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)

                        STATEMENT OF CASH FLOWS

                                                                                  For the Period
                                               Nine Months       Nine Months       July 8, 1998
                                                 Ended             Ended          (inception) to
                                              September 30,     September 30,      September 30,
                                                  2001               2000              2001
                                              -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $    (118,730)    $    (234,336)    $    (877,535)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization                     4,099            94,995            37,288
    Write-down of equipment                               -                 -            95,000
    Forgiveness of indebtedness                      12,191                 -            12,191
    Stock based on compensation                      66,616            52,500           177,866
  Changes in assets and liabilities:
    Accounts payable and accrued
      liabilities                                   (41,278)           95,183            35,302
    Due to officers and employees                    (1,876)          (46,024)          247,553
                                              -------------     -------------     -------------
  Net cash used in operating activities             (78,979)          (37,682)         (272,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment purchases                                     -           (30,011)         (137,271)
                                              -------------     -------------     -------------
  Net cash used in investing activities                   -           (30,011)         (137,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt converted to equity                                -                 -            66,153
  Notes Payable                                      10,000                 -            10,000
  Common stock                                      105,000            66,152           375,133
                                              -------------     -------------     -------------

  Net cash provided by financing activities         115,000            66,152           451,286

NET (DECREASE) INCREASE IN CASH                      36,021            (1,541)           41,679
                                              -------------     -------------     -------------

CASH AT BEGINNING OF THE PERIOD                       5,658             2,873                 -
                                              -------------     -------------     -------------

CASH AT THE END OF THE PERIOD                 $      41,679     $       1,332     $      41,679
                                              =============     =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest                                  $           -     $           -     $           -
                                              =============     =============     =============

Taxes                                         $           -     $           -     $           -
                                              =============     =============     =============

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for debt                      241,076                 -           241,076
                                              =============     =============     =============
  Common stock issued for services                   66,616            70,000           136,616
                                              =============     =============     =============


              See accompanying notes to financial statements.

                          SEALANT SOLUTIONS, INC
                     F/K/A THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Note 1.   BASIS OF PRESENTATION
          ---------------------

     The accompanying unaudited consolidated financial statements of Sealant Solutions, Inc. f/k/a The Winner's Edge.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2.   EQUITY TRANSACTIONS
          -------------------

     In January 2001, the Company issued 1,381,500 shares of common stock at $.01 per share to the sole officer of the Company in exchange for $13,815 of indebtedness.

     In April 2001, the Company issued 354,548 shares of common stock to the sole officer of the Company in exchange for $4,284 of indebtedness and $16,250 of services. Also, the Company issued 222,977 shares of common stock to six creditors in cancellation of $222,977 of debt. In May 2001, the Company issued another 10,366 shares for legal services. There was 2,625,000 shares issued pursuant to a private placement at $.04 per share for $105,000.

     In September 2001, the Company issued 400,000 shares of common stock at $.10 per share to the Company's Board of Directors.

                          SEALANT SOLUTIONS, INC
                     F/K/A THE WINNER'S EDGE.COM, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Note 3.   NOTES PAYABLE
          -------------

     The Company entered into a note payable with an unrelated party for $10,000 which bears interest of 8% per annum and is due on demand.


Note 4.   GOING CONCERN
          -------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $879,200, since inception. The Company intends to raise additional debt or equity financing to continue its operations. If they are unsuccessful they may be required to cease operations and/or file for bankruptcy. The Company has ceased operations effective October 2000 and is in search of an entity to merge or acquire through equity financing.

Note 5.   NEW ACCOUNTING DEVELOPMENTS
          ---------------------------

     In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         --------------------------------------------------------------

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this report. The information in the discussion and references to the year and quarter are based on our fiscal year and third quarter, which end on December 31 and September 30, respectively.

General
-------

During the quarter ending September 2001 the Company expanded its operations into a total of three business segments: 1) sealants and coatings, 2) efficient motorized gas-powered recreational means of transportation and 3) cosmetics and body lotions for targeted markets.

Financial Condition
-------------------

At September 30, 2001, the Company had total assets of $46,662, as compared to total assets of $14,740 at December 31, 2000. This represents an increase in assets of $31,992.

At September 30, 2001, the Company had total liabilities of $63,968, as compared to total liabilities of $326,009 at December 31, 2000. This represents a decrease in liabilities of $262,041.

At September 30, 2001, the Company had a stockholders equity of ($17,307), as
compared to a stockholders equity of ($311,269) at December 31, 2000.   This
represents an increase in stockholders equity of $293,962.

Liquidity and Capital Resources
-------------------------------

For the nine months ending September 30, 2001, the Company's cash totaled $41,679 as compared to $1,332 for the same nine month period in 2000, an increase of $40,347. Net cash used in operations for the nine months ending September 30, 2001 was $78,979, compared to $37,682 used in operations for the nine months ended September 30, 2000. At the current time the Company has limited sources of revenue and may become dependent on contributions by its officers as well as private placements of its common stock to generate the required cash flows to remain solvent. The Company's current cash requirements may exceed its income and no assurances can be made that it will remain a going concern.

Results of Operations
---------------------

REVENUES - Sales for the quarter ended September 30, 2001, were $13,500 compared to sales of $3,220 for the quarter ended September 30, 2000.

NET OPERATING LOSS - The net operating loss for the quarter ended September 30, 2001 was $79,037 compared to net income of $83,731 for the quarter ended September 30, 2000. The significant quarter over quarter change was due to a $215,000 disputed payable that was reversed in the third quarter of 2000 resulting in the $83,731 of net income.

DEPRECIATION AND AMORTIZATION - Depreciation for the quarter ending September 30, 2001 was $-0- as compared to $-0- for the quarter ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $52,161 for the quarter ending September 30, 2001, as compared to ($98,011) for the quarter ended September 30, 2000.

Forward Looking Statements
--------------------------

In accordance with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Sealant Solutions, Inc. is herein providing precautionary statements identifying factors that may cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10-QSB. Any statements that express or involve discussions of expectations, beliefs, plans, objectives, assumptions or future events or performance (sometimes but not always through the use of words such as "likely", "expected", "will", "anticipated", "estimated", "intends", "plans" and "projection" or any prefix or suffixes thereof) are not necessarily historical facts and may be forward-looking statements involving estimates and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers; the Company's ability to maintain and develop relationships with customers and suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail industries; the retention and availability of key personnel; and general economic and business conditions. The Company cautions the factors described herein may cause actual results to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company makes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Unknown factors may emerge from time to time unpredictable by the Company. Such unknown factors may have an undeterminable amount of impact on the Company's results of operations, which may cause actual results to differ materially from those contained in any forward-looking statements.

                               PART II

Item 1.   LEGAL PROCEEDINGS
          -----------------

     Not applicable.


Item 2.   CHANGE IN SECURITIES
          --------------------

     Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     Not applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     Not applicable.


Item 5.   OTHER INFORMATION
          -----------------

     On July 25, 2001, the Company changed its name from The Winner's Edge.com, Inc. to Sealant Solutions, Inc.

     On August, 30, 2001, Cary Parrish was appointed President and Chief Operating Officer of the Company.

     On September 17, 2001, the Company appointed Cary Parrish, Harry
     W. Brook, Ramiz Chamlati and Edward W. Fasci, Jr. to the Company's Board of Directors.

     On September 26, 2001, the Company appoint David Goldblatt of Seaboard Securities to head the Company's Financial Advisory
     Board.

     On October 1, 2001, the Company acquired the exclusive distribution rights to Lady Ole and NQ-10 products.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) There are no exhibits required to be filed for the period covered by this Report.

(b)(i) On August 22, 2001, the Company filed a Report on Form 8-K announcing the acquisition of all of the issued and outstanding securities of International Transportation Corporation, a Florida corporation that owns the exclusive rights to market, sell, and distribute products manufactured by Cyclone Motorbike Company in the Caribbean basin countries with a right of first refusal for Central America.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 27, 2001              The Winner's Edge.com, Inc.


                                      By:___/s/ Michael E. Fasci_________
                                         Michael E. Fasci, Chairman