Form 10KSB
period 2001-12-31
SEALANT SOLUTIONS INC
filed 2002-05-16
CIK 894049

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NO.: 0-22954

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

             ----------------------------------------------------
             (Former Name, Former Address and Formal Fiscal Year,
                        if changed since last report)

       Securities registered pursuant to Section 12(b) of the Act:

             None                                            None
    ---------------------                           ----------------------
    (Title of Each Class)                           (Name of Each Exchange
                                                     on which Registered)

         Securities registered pursuant to 12(g) of the Act:

                   Common Stock, par value $.001 per share
                   ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  x

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $20,590.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $.032 per share on March 31, 2002, was $685,075.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by
a court.  Yes  x   No


As of April 25, 2002, there were 51,364,058 shares of the Registrant's Common Stock issued and outstanding.

                     SEALANT SOLUTIONS, INC.


                        TABLE OF CONTENTS

                                                         Page
PART I
------

Item 1.  Business.........................................3

Item 2.  Properties.......................................6

Item 3.  Legal Proceedings................................7

Item 4.  Submission of Matters to a
           Vote of Security Holders.......................7

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................8

Item 6.  Management's Discussion and
           Analysis or Plan of Operations.................9

Item 7.  Financial Statements and Supplementary Date......12

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.......................12

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act..............13

Item 10. Executive Compensation...........................14

Item 11. Security Ownership of Certain
           Beneficial Owners and Management...............15

Item 12. Certain Relationships and Related Transactions...16

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K..............18

SIGNATURES

               PART I - FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for certain forward-looking statements.   The forward-
looking statements contained in this Form 10-KSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

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

     The new Board inherited a company with virtually no records, supporting documentation, or business operations. The Board determined that the best course of action was to financially and operationally cleanse the Company by reorganizing pursuant to 11 U.S.C. Chapter 11 of the Bankruptcy Code. The Company filed for relief on April 28, 1999, and the Company's First Amended Plan of Reorganization was confirmed on August 11, 1999. As a result of bankruptcy reorganization, the Company was able to (i) cancel all of the pre-petition common stock and issue pursuant to the terms of the Plan, new securities in the Company. The cancellation of the pre-petition securities and issuance of new securities enabled the Company to purge any remaining pre-petition common shares which were issued without consideration; (ii) clean up the Company's balance sheet by the elimination of pre-petition creditors claims some of which were unknown due to the Company's pre-1998 lack of record keeping; (iii) enter into an exclusive Licensing Agreement with The Winner's Edge Licensing Corp. to market software and related products to the thoroughbred horse racing industry in the U.S. and its territories, thus providing the Company with meaningful operations; and
(iv) the Company settled certain pending legal matters through the Plan which, when viewed with the fact that the unsecured creditors converted debt to equity in the Reorganized Company resulted in a significant reduction of liabilities on the Company's post-reorganization balance sheet.

     On March 30, 2001, the Company purchased from Universal Sealant, Ltd. all proprietary and other rights to manufacture, market, sell, and distribute a roofing sealant known as Universal Roof Shield . See
Exhibit 10(a) and 10(b) to this filing for the contractual details.

     In August 2001, the Company changed its name to Sealant Solutions, Inc. in an attempt to more specifically describe the Company's then current operations.

     On September 28, 2001, the Company entered into a distribution agreement with Lady Ole International Cosmetics Incorporation. Terms of the agreement provided that the Company would receive the exclusive distribution rights of cosmetics and health care products from Cosmotex Internacionales, S.A. DE C.V., a Mexico entity in exchange for 600,000 shares of the Companies common stock as well as $4,500. The distribution rights covered the United States, Canada, the Middle East, Far East and Puerto Rico. The agreement was for an initial term of two (2) years. In April 2002, the Company terminated the agreement.

INTRODUCTION TO CURRENT BUSINESS OPERATIONS

     The Company has the exclusive worldwide rights to manufacture, sell, and distribute a roofing sealant marketed under the product name Roof Shield . The Company also has the exclusive rights to utilize a software program in the United States and its Territories which handicaps thoroughbred horseraces.


THE PRODUCTS

   Roof Shield

     Product Description

     Roof Shield is one of the most advanced roof maintenance and repair technologies on the market today. Roof Shield AP502 is a roofing sealant paint that encompasses a special mix of fine crumb rubber from used tires. AP502 is engineered for application to corrugated/prefab metal shingles (composition, asphalt, asbestos and fiberglass), granulated rolled roofing, and torch-down systems. Roof Shield is a thick elastomeric coating comprised of plastic and rubber, that not only waterproofs, but also repairs and extends the life of old roofs while cosmetically imparting a renewed color. AP502 comes in 10 different colors. When properly applied and cured, AP502 creates a totally seamless membrane over an existing roof. After application, as it dries, it cross links chemically, and stretches with the roof to bond to the old surface which helps save and renew the old roof. This product can be easily applied with a roller or done by hand with a brush which makes it a popular choice for the do-it-yourselfer. Some of the advantages of the product are its ability to add years to the life of a roof, stops leaks, seal cracks, resistance to mold and mildew to stop damaging wind flutter, and is water based for quick drying easy clean up.

     Sales, Marketing and Distribution

     The Company anticipates sales of 50,000 gallons of Roof Shield in 2002. Pursuant to the contract, Universal Sealant, Ltd. will be responsible for providing the sales, marketing, and distribution of Roof Shield and related products.

     Manufacturing and Production

     The Company has an agreement with Industrotech Sales, Ltd. for the manufacture of Roof Shield .

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

PATENTS, TRADEMARKS AND LICENSES

     The Company owns the patent, tradename, and related proprietary materials to Roof Shield . The Company acquired a ten-year license which commenced August, 1999, renewable for another ten years, for exclusive use of a proprietary computer software program (The Winner's Edge) to provide computerized handicapping for United States races to thoroughbred horse racing patrons worldwide. The software program was developed and is being maintained by one of the Company's principals. The Company has no royalty obligation for use of the software.

EMPLOYEES

     Presently, the Company has two (2) employees, Michael E. Fasci and Cary Parrish. The Company does not anticipate having additional employees during 2002 after which time the Company will evaluate employee needs based upon the Company's progress marketing and selling Roof
Shield  or other products.

ITEM 2.  PROPERTIES
         ----------

     The Company rents storage space for some of its equipment held in Nevada on a month to month basis. The Company also rents office space from a related party on a month to month basis. Rent expense for the years ended December 31, 2001 and 2000 was $20,715 and $3,313, respectively.

     The Company operates from the offices of an officer and principal shareholder of the Company. The Company has recognized a $5,000 contribution of capital and the related general and administrative expense for the use of such office and other ancillary administrative expenses, during the year 2000.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     During the quarter ended December 31, 2001, there were no matters submitted to securityholders for a vote.

                             PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          ----------------------------------------------

     The Common Stock is currently traded on the OTC Bulletin Board under the symbol "SSLU". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods prior to December 31, 2001, and the OTC Bulletin Board thereafter. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


Fiscal Period                             High Bid    Low Bid
-------------                             --------    -------
2000:
-----
First Quarter...........................   $ .31       $ .21
Second Quarter..........................     .80         .80
Third Quarter ..........................     .15         .10
Fourth Quarter..........................     .02         .01

2001:
-----
First Quarter...........................   $ .12       $ .08
Second Quarter..........................     .05         .05
Third Quarter ..........................     .11         .09
Fourth Quarter..........................     .05         .04

2002:
-----
First Quarter...........................   $ .03       $ .03

     The closing bid price for the Company's Common Stock on the OTC Bulletin Board on April 30, 2002 was $.02 per share.

     As of April 30, 2002, there were approximately 2800 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise number of beneficial owners of Common Stock as of April 30, 2002.

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

General
-------

     The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August, 1999 the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right, to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September 2000, the Company stopped marketing the Winners Edge handicapping product due to insufficient income. The Company may reintroduce the Winners Edge product at some time in the future once another revenue stream has been secured that will provide sufficient resources for the proper marketing of the product. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield , which the Company intends to market worldwide. In July, 2001 the Company changed its name to Sealant Solutions, Inc. In September 2001, the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.

2001 Business Discussion
------------------------

     The following is a review of some of the company's major business activities during the previous 12 months:

     The Winners Edge Handicapping Software
     --------------------------------------

     The Company retains the license to this product for approximately the next 20 years. While this software is a viable product, the company currently lacks the financial resources to bring this product to market in a manner that will yield significant revenues. The company is actively working with parties who have expressed an interest in utilizing the software product. The company may or may not be able to extricate any significant revenues from this asset in the future.

     Universal Sealant, Ltd.
     -----------------------

     In March, 2001, the Company acquired the assets of Universal Sealant, Ltd. One of the terms of the acquisition was that Universal Sealant, Ltd. was to provide the sales and marketing effort for the sale
of the "Roof Shield" product.   The Company was to pay Universal Sealant,
Ltd. for the acquisition out of the "net-profits" of the sale of the product over two years. To date, Universal Sealant has provided minimal sales and marketing effort in support of the sale of the Roof Shield product. This lack of effort prevented the Company from reaching its expected sales goals in 2001. In light of the minimal efforts of Universal Sealant, Ltd. the Company has expended its own monies to sell and market the Roof Shield product in an attempt to enhance shareholder value. While sales of Roof Shield have been minimal to date, the company is encouraged by its own internal sales and marketing efforts. The company anticipates receiving Roof Shield orders in the future. As a result of the minimal sales and marketing efforts of Universal Sealant, Ltd., the Company anticipates taking title to all of the assets of Universal Sealant, Ltd. in March 2003, with no payments being made to Universal Sealant, Ltd. for the acquisition.

     Weistana Properties, Inc.
     -------------------------

     In September, 2001, the Company entered into a consulting agreement with Weistana Properties, Inc. ("Weistanta"). Weistana was engaged for 45 days to assist the Company in accelerating its growth and enhancing shareholder value. In exchange for Weistana's services, the Chairman of the Company entered into an option agreement with Weistana whereby Weistana had the option to purchase 2,000,000 shares of the company's stock directly from the Chairman in a private transactions at a price of $.03 per share on or before October 29, 2001. Although the option agreement was fully executed, Weistana failed to pay the option premium as required in the option agreement, declined to exercise its option, and the Company terminated its relationship with Weistana.

     International Transportation Corporation (ITC)
     ----------------------------------------------

     In August, 2001, through the efforts of Weistana Properties, the Company announced the acquisition of International Transportation Corporation (ITC). Terms of the acquisition were such that the Company had the right to terminate the acquisition within 30 days during which it performed its due diligence. The Company, after performing its due diligence, proposed revised acquisition terms to ITC. ITC declined the revised terms within the 30-day period and the acquisition was terminated.

     Lady Ole Cosmetics
     ------------------

     In September, 2001, through the efforts of Weistana Properties, the Company announced the acquisition of the rights to the Lady Ole line of cosmetic products. The company acquired the rights for 600,000 shares of restricted stock and $4,500 in cash. Over the next 4 months the Company sold the cosmetics products via a kiosk at the Miami Bayside River Walk facility. Sales of the product did not meet projections and the kiosk was closed in mid-January 2002. In April, 2002 the Company reached an agreement with the sellers of the Lady Ole rights whereby the sellers would return the 600,000 shares of stock to the Company and relieve the Company of certain debts in exchange for the return of the sales rights and $12,000 in cash.

     IFG Goldstar Cement Company
     ---------------------------

     On February 1, 2002, the Company sold its securities via a private placement to accredited investors. The Company issued and sold 12,500,000 restricted shares at a price of $.02 per share totaling $250,000 to a single investor (see Item 11). The Company used these funds to enter into a royalty agreement with IFG Goldstar Cement Company ("Goldstar") whereby the Company would receive a royalty of $.375 per metric ton from the import of concrete sold by Goldstar and delivered directly or indirectly through the Goldstar distribution center in Los Angeles, California which distribution is estimated to start in July 2002.

Financial Condition  At December 31, 2001, the Company had total assets
-------------------
of $60,397, as compared to total assets of $14,740 at December 31, 2000; total liabilities of $97,508, as compared to total liabilities of $326,009 at December 31, 2000; and a deficiency of assets of $37,111, as compared to a deficiency of assets of $311,269 in 2000.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2001, the Company's cash totaled $1,706 as compared to $5,658 at December 31, 2000, a decrease of $3,952. Net cash used in operations was $106,292 compared to $33,351 used by operations in 2000. The increase in cash used is primarily due to losses incurred in operations. At the current time, the Company has no significant source of revenues and is dependent on contributions by its officers as well as private placements of its securities to accredited investors to generate the required cash flows to continue operations. The Company's current cash requirements exceed its income and no assurance can be made that it will remain a going concern.

Results of Operations
---------------------

     Revenues - Sales for the fiscal year ended December 31, 2001, were
     --------
$20,590 compared to sales of $14,903 in fiscal year ended December 31, 2000.

     Net Operating Loss - The net operating loss for the fiscal year
     ------------------
ended December 31, 2001 was $217,275 compared to a net loss of $277,300 for the fiscal year ended December 31, 2000. The decrease in the net operating loss is due to the Company's reduction of expenditures to be more in line with revenues.

     Depreciation and Amortization - Depreciation for the fiscal year
     -----------------------------
ended December 31, 2001 was $7,190 as compared to $8,453 in fiscal year ended December 31, 2000.

     Selling, General and Administrative Expenses - Selling, general and
     --------------------------------------------
administrative expenses were $258,552 for the fiscal year ended December 31, 2001, as compared to $292,202 for fiscal year ended December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     Financial information pursuant to this Item appear elsewhere in this Report. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE
         -----------------------------------------------------------

     The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2001.

                              PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          --------------------------------------------------------------

     Each director holds office until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until death, resignation or removal. Officers serve at the discretion of the Board of Directors.

     The directors and executive officers of the Company as of the date of this report are as follows:

Name                           Age      Position
----                           ---      --------
Michael E. Fasci               43       Chairman, Chief Executive
                                        Officer and Director

Cary Parish                    40       President, Chief
                                                                                Financial Officer
Edward W. Fasci, Jr.           63       Director



     Michael E. Fasci joined the Company in August, 1998, as a director
     ----------------
and has served as Chairman of the Company's Audit Committee since January 1999, and as Chief Executive Officer since August, 2000. Mr. Fasci is the founder, President and Chief Executive Officer of Process Engineering Services, Inc., which has its principal executive offices located in Raynham, Massachusetts. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment for the manufacturing industry with clients worldwide. Since founding the company in 1987, he has grown the company in each successive year to where it is today with annual sales in excess of 1 million. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small businesses.

     Cary Parish, joined the Company in August, 2001, as President, Chief
     -----------
Financial Officer and a Director. Mr. Parrish was the Chief Operating and Comptroller for Digital Products from June 1999 to July 2000. From November 1998 to June 1999, Mr. Parrish was the bankruptcy trustee for GES Distrubtors, Digital Products Corporation, and a Toyota dealership in Clearwater, Florida. Mr. Parrish is a Certified Public Accountant and earned his Bachelor of Business Administration from the University of Georgia in 1976 and his Master of Business Administration from the University of Central Florida in 1989.

     Edward W. Fasci, Jr. joined the Company in September, 2001 as a
     --------------------
Director. Mr. Fasci has served as Chief Executive Officer, President, Vice-president and Director for various companies in the electronics, computer, and international consulting industries. As Director of Operation for AMARTECH, Ltd., Mr. Fasci was responsible for growing the company into the largest Meteorological and Environmental contractor in the Kingdom of Saudi Arabia. As CEO and President of Technology World, Inc., Mr. Fasci was responsible for several large government contracts with the U.S. Navy, Royal Saudi Air Force, and the Government of Malaysia. Mr. Fasci has more than 30 years experience in consulting and contracting with both government and private industry.

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

ITEM 10.  EXECUTIVE COMPENSATION
          -----------------------

     The following table sets forth summary compensation information with respect to compensation paid by the company to the Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2001.


                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                             Annual Compensation                Long-Term Compensation
                          --------------------------------- ------------------------------
                                                                     Awards             Payments
Name of                                                     -------------------------   --------
Individual                                        Other     Restricted   Securities
and Principal                                     Annual      Stock      Underlying     LTIP      All Other
Position          Year    Salary     Bonus     Compensation   Awards     Options/SARs   Payouts   Compensation
--------------------------------------------------------------------------------------------------------------

Michael E. Fasci  2001    $     0    $ 0       $26,667(1)   $    0       $   0          $    0    $    0
CEO & CFO

Cary Parrish      2001    $12,000    $ 0       $     0      $    0       $   0          $    0    $    0
President

______________________________

(1) Paid in the form of restricted common stock of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

    The following table sets forth, as of March 31, 2002, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and
(iii) all directors and officers of the Company as a group:

                                     Shares
Name and Address                  Beneficially       Percent of
of Beneficial Owner                 Owned (1)          Class
------------------                -------------      ----------
Michael E. Fasci                  12,960,000(1)         25.2 %
P.O. Box 500
E. Taunton, MA 02718

David D. Ethier                   12,530,000(2)         24.4 %
13 Brahman Drive
Norton, MA 02766

Cary Parrish                         100,000             0.2 %
710 N. Ocean Blvd. # 809
Pompano Beach, FL 33069

Edward W. Fasci Jr.                  205,000             0.4 %
105 Saranac Drive
Nashua, NH

All Directors and Executive       13,265,000            25.8 %
Officers as a Group (3 Persons)
______________________________


(1) Includes 2,500,000 common shares owned by Guest Travel, Inc., a private corporation owned by Mr. Fasci.

(2)  Includes 12,520,000 common shares owned by Air Compliance
     Technologies, Inc., a private corporation owned by Mr. Ethier.

     As of April 25, 2002 there were 51,364,058 shares of the registrant's Common Stock issued and outstanding.

EMPLOYMENT AGREEMENTS

     The Company executed an Employment Agreement with Michael E. Fasci which commenced September 9, 2001. The Employment Agreement provides that Mr. Fasci is to receive a base salary of $50,000 and yearly bonuses up to ten percent (10%) of his base salary, if the Company's gross sales exceed $1,000,000.00. Mr. Fasci is also entitled to received stock and options as follows: (i) option for 150,000 shares of the Company's common stock @ $.20 per share if exercised on or before March 10, 2002; (ii) 150,000 shares of the Company's common stock after September 9, 2002; and
(iii) one (1) share of the Company's common stock for every $2.00 of revenue generated from September 9, 2001 through September 9, 2002 not to exceed an aggregate issuance of 750,000 shares. In the event of termination by the Company, without cause, Mr. Fasci would be entitled to receive the balance remaining through termination. During the term of his employment and for a period of twenty-four (24) months after he receives his last compensation under the Employment Agreement, Mr. Fasci cannot directly or indirectly compete with the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

       In January 2001, the Company issued 1,381,500 shares of common stock to the sole officer of the Company in exchange for the cancellation of $13,815 of indebtedness.

       In April 2001, the Company issued 354,548 shares of common stock at $.05 per share to the sole officer of the Company in exchange for $4,284 of indebtedness and $16,250 of services rendered to the Company. Also, the Company issued 222,977 to its six creditors in cancellation of debt. In May 2001, the Company issued another 10,366 shares for legal services. There was 2,625,000 shares at $.04 per share issued pursuant to a placement memorandum for $105,000.

       In September 2001, Cary Parrish, Harry W. Brooks, Ramiz Chamlati, and Edward W. Fasci, Jr. were appointed to the Company's Board of Directors.

       In September 2001, the Company issued 400,000 shares of common stock at $.10 per share to the Company's board of directors.

       In September 2001, the Company issued 600,000 restricted shares of common stock at 50% of fair market value or $.05 per share to purchase the distribution rights of an unrelated entity. The acquisition was recorded using the purchase method and the distribution rights are being amortized over 60 months.

       In October 2001, Harry W. Brooks resigned from the Board of Directors without disagreement.

       In October 2001, the Company issued 150,000 shares of common stock at $.17 per share for services rendered.

       In November 2001, the Company issued 50,000 shares of common stock pursuant to a private placement memorandum.

       In January 2002, Ramiz Chamlati resigned from the Board of Director without disagreement.

       In February 2002, the Company sold 12,500,000 shares of its restricted common stock at $.02 per share to an accredited investor pursuant to a private placement.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a)(1) The following Exhibits are filed as part of this report

       3.1     Certificate of Incorporation[1]
       3.2     By-laws[1]
       3.3     Certificates of Amendment to Certificate of Incorporation
       3.4     First Amended Plan of Reorganization
       3.5     Order Confirming Debtor's First Amended Plan of
               Reorganization[2]
     10(a) Agreement for Sale and Purchase of Certain Assets of Universal Sealant, Ltd.
       (b) First Modification to Agreement for Sale and Purchase of Certain Assets of Universal Sealant, Ltd.
       (c)     vanAar, Inc. Management Consulting Agreement[2]
       (d)     Licensing and Marketing Agreement[2]
       (e)     First Modification to Licensing and Marketing Agreement[2]
       (f)     Michael E. Fasci Employment Agreement
       (g)     First Modification to Michael E. Fasci Employment Agreement

_________________

    [1] Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.

    [2] Filed as an exhibit to the Company's Annual Reports on Form 10-KSB for the period ended December 31, 2000 (File No. 0-22954) and incorporated herein by reference.

(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                             SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SEALANT SOLUTIONS, INC.



Dated: May 13, 2002            By:/s/ Michael E. Fasci
                                  --------------------------------
                                  Michael E. Fasci, Chairman and
                                  Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Capacity                       Date
---------                ---------                      ----

/s/ Michael E. Fasci     Chairman, Chief Executive      May 13, 2002
----------------------   Officer and Director
Michael E. Fasci

/s/ Cary Parrish         President, Chief Financial     May 13, 2002
----------------------   Officer and Director
Cary Parrish

/s/Edward W. Fasci, Jr.  Director                       May 13, 2002
----------------------
Edward W. Fasci, Jr.


                    FINANCIAL STATEMENTS FOR THE

                    PERIOD ENDING DECEMBER 31, 2001

                       SEALANT SOLUTIONS, INC.




                               CONTENTS



   INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . .F-1

   BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . .F-2

   STATEMENT OF OPERATIONS. . . . . . . . . . . . . . . . . . . .F-3

   STATEMENT OF DEFICIENCY IN ASSETS. . . . . . . . . . . . . . .F-4

   STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . .F-5

   NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .F-6

                    INDEPENDENT AUDITOR'S REPORT



Shareholders and Directors
Sealant Solutions, Inc.

     We have audited the accompanying balance sheet of Sealant Solutions, Inc. (a development stage enterprise), formerly known as The Winner's Edge.com Inc., as of December 31, 2001, and the related statements of operations, deficiency in assets, and cash flows for the period July 8, 1998 (inception) to December 31, 2001 and for each of the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the period July 8, 1998 (inception) to December 31, 2001 and each of the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $217,275 and $277,300 for the years ended December 31, 2001 and 2000, respectively, and has minimal working capital as of December 31, 2001. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/Radin Glass & Co., LLP
                                          Certified Public Accountants

New York, New York
April 12, 2002

                        SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)
                            BALANCE SHEET


                                                           December 31,
                                                               2001
                                                           ------------
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $      1,706
  Marketable securities available for sale                       21,400
                                                           ------------
     TOTAL CURRENT ASSETS                                        23,106

EQUIPMENT, net of accumulated depreciation
  of $38,649                                                      3,617

INTANGIBLE ASSET, net of accumulated amortization
  of $1,725                                                      32,775

SECURITY DEPOSITS                                                   899
                                                           ------------
                                                           $     60,397
                                                           ============
             LIABILITIES AND DEFICEINCY IN ASSETS

CURRENT LIABILITIES:
  Account payable and accrued liabilities                  $     26,517
  Due to related parties                                         70,991
                                                           ------------
     TOTAL CURRENT LIABILITIES                                   97,508

DEFICEINCY IN ASSETS
  Common shares, $.01 par value, 60,000,000 shares
    authorized, 34,303,591 issued and outstanding               343,038
  Additional paid in capital                                    589,367
  Accumulated deficit                                          (977,756)
  Other comprehensive income                                      8,240
                                                           ------------
     TOTAL DEFICEINCY IN ASSETS                                 (37,111)
                                                           ------------
                                                           $     60,397
                                                           ============




            See accompanying notes to financial statements.

                        SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)
                        STATEMENTS OF OPERATIONS


                                                                        For the Period
                                            Year            Year         July 8, 1998
                                            Ended           Ended       (inception) to
                                         December 31,    December 31,     December 31,
                                             2001           2000             2001
                                         ------------    -----------    ---------------
SALES                                    $     20,590    $    14,902    $    50,838

EXPENSES:
  Selling general and administrative          174,728        127,202        747,101
  Write-down of equipment                        -            95,000         95,000
  Equity based compensation                    56,250         70,000        162,500
  Advertising                                  27,574           -            44,680
                                         ------------    -----------    -----------
     TOTAL  EXPENSES                          258,552        292,202      1,049,281

OTHER INCOME
  Interest income                                 532           -               532
  Other income                                 20,156           -            20,156
                                         ------------    -----------    -----------
     TOTAL OTHER INCOME                        20,688           -            20,688

NET LOSS                                 $   (217,275)   $  (277,300)   $  (977,756)
                                         ============    ===========    ===========

NET LOSS PER SHARE:                      $      (0.01)   $     (0.01)
                                         ============    ===========

Number of shares used in computation       32,323,328     28,120,071
                                         ============    ===========


            See accompanying notes to financial statements.

                        SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)
                   STATEMENTS OF DEFICIENCY IN ASSETS

                                                                  Additional                       Other
                                             Common Stock           Paid-in     Accumulated     Comprehensive
                                          Shares        Amount      Capital       Deficit         Income *         Total
                                        ----------    ----------  ----------    -----------     -------------    ----------
BALANCE AT JULY 8, 1998 - Inception     13,252,971    $  132,530  $     -       $  (402,045)    $                  (269,515)

NET LOSS                                                    -           -           (55,798)                        (55,798)
                                        ----------    ----------  ----------    -----------     -------------    ----------
BALANCE AT DECEMBER 31, 1998            13,252,971    $  132,530        -          (457,843)                     $ (325,313)

  Common stock issued to creditors
    pursuant to the bankruptcy in
    exchange for debt                    2,261,109        22,610      60,069        400,369                         483,048

  Common shares issued for litigation
    settlement                              50,000           500      11,100           -                             11,600

  Common stock issued for services
    pre-/reverse merger                    700,000         7,000      28,000           -                             35,000

  Common shares issued for
    reverse merger                       9,916,861        99,169     (99,169)          -                               -

  Common shares issued for
    services post reverse merger           725,000         7,250      29,000           -                             36,250

  Common stock sold                         50,000           500       9,500           -                             10,000

  Net loss                                                                         (425,707)                       (425,707)
                                        ----------    ----------  ----------    -----------     -------------    ----------
BALANCE AT DECEMBER 31, 1999            26,955,941    $  269,559  $   38,500    $  (483,181)    $     -          $ (175,122)

  Stock issued for services                775,000         7,750      62,250                                         70,000

  Contribution of capital                                              5,000                                          5,000

  Debt converted to equity                 778,259         7,784      58,369                                         66,153

  Net loss                                                                         (277,300)                       (277,300)
                                        ----------    ----------  ----------    -----------     -------------    ----------
BALANCE AT DECEMBER 31, 2000            28,509,200    $  285,093  $  164,119    $  (760,481)          -          $ (311,269)

  Stock issued for debt                  1,726,882        17,269     227,807                                        245,076

  Stock issued for services                792,509         7,925      80,191                                         88,116

  Stock issued for acquisition of
  intangible assets                        600,000         6,000      24,000                                         30,000

  Sale of common stock                   2,625,000        26,250      78,750                                        105,000

  Private placement memorandum
  equity proceeds                           50,000           500      14,500                                         15,000

  Unrealized gain/(loss) on marketable
  securities available for sale                                                                         8,240         8,240

  Net loss                                                                         (217,275)                       (217,275)
                                        ----------    ----------  ----------    -----------     -------------    ----------
BALANCE AT DECEMBER 31, 2001            34,303,591    $  343,037  $  589,367    $  (977,756)    $       8,240    $  (37,111)
                                        ==========    ==========  ==========    ===========     =============    ==========


   * Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $ (209,035) for 2001.


            See accompanying notes to financial statements.

                        SEALANT SOLUTIONS, INC.
                    f/k/a THE WINNERS EDGE.COM, INC.
                    (A Development Stage Enterprise)
                       STATEMENT OF CASH FLOWS

                                                                               July 8, 1998
                                                 Year ended      Year ended    (inception) to
                                                December 31,     December 31,    December 31,
                                                    2001            2000            2001
                                                ------------     ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                      $   (217,275)     $  (277,300)  $   (977,756)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                    7,190            8,453         42,055
      Write-down of equipment                           -              95,000         95,000
      Stock based on compensation                     88,116           75,000        199,366
  Changes in assets and liabilities:
      Security deposits                                 (899)            -              (899)
      Accounts payable and accrued liabilities       (50,063)           4,663         26,517
      Due to related parties                          50,448           60,832        299,877
                                                ------------     ------------   ------------
  Net cash used in operating activities             (122,483)         (33,352)      (315,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities available for sale           (21,400)            -           (21,400)
  Unrealized gain/(loss) on securities                 8,240             -             8,240
  Intangible assets purchase                          (4,500)            -            (4,500)
  Equipment purchases                                   -             (30,016)      (137,271)
                                                ------------     ------------   ------------
  Net cash used in investing activities              (17,660)         (30,016)      (154,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt converted to equity                            16,191           66,153         82,344
  Sale of common stock                               120,000             -           390,133
                                                ------------     ------------   ------------
  Net cash provided by financing activities          136,191           66,153        472,477

NET (DECREASE) INCREASE IN CASH                       (3,952)           2,785          1,706

CASH AT BEGINNING OF THE PERIOD                        5,658            2,873           -
                                                ------------     ------------   ------------
CASH AT THE END OF THE PERIOD                   $      1,706     $      5,658   $      1,706
                                                ============     ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest                                      $       -        $       -      $       -
                                                ============     ============   ============
  Taxes                                         $       -        $       -      $       -
                                                ============     ============   ============

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for debt                  $    245,076     $       -      $    245,076
                                                ============     ============   ============
  Common stock issued for services              $     88,116     $     70,000   $    158,116
                                                ============     ============   ============
  Common stock issued for acquisition of
    intangible assets                           $     30,000     $       -      $     30,000
                                                ============     ============   ============



            See accompanying notes to financial statements.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1.   BUSINESS
          --------

          Sealant Solutions, Inc. ("the Company"), formerly known as The Winner's Edge.Com Inc., has been the incubator of several start-up enterprises all of which have been unsuccessful. During the last two years, the Company has attempted to provide computerized handicapping to thoroughbred horse racing patrons, distribute roofing sealant on a wholesale basis and engage in the retail sale of a cosmetics line of products. Subsequent to year end, the Company invested $250,000 to acquire certain distribution rights to foreign made cement and distribute the cement in the United States of America. See notes on recapitalization and reorganization of company.

NOTE 2.   SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES
          ---------------------------------------------

          Recapitalization
          ----------------

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

          Going Concern
          -------------

          Due to the start up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. In addition, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the recapitalization of the Company, the Company has suffered cumulative recurring losses amounting to approximately $494,575 for the recent two years ended December 31, 2001. The Company intends to raise additional financing through debt or equity financing in the near future to enable the Company to continue operations for at least one year. If they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES (Cont'd)
          ---------------------------------------------

          Basis of Presentation
          ---------------------

          Due to the start-up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7.

          Revenue Recognition
          -------------------

          The Company recognizes revenues as such related services are performed.

          Cash and cash equivalents
          -------------------------

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Marketable Securities
          ---------------------

          The Company classifies its marketable securities as available for sale. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities.

          Equipment
          ---------

          Equipment is stated at cost and is depreciated on a straight-line basis using estimated lives which range from three to seven years.

          Accounting for Long-Lived Assets
          --------------------------------

          The Company reviews the carrying value of the long-lived assets to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the depreciation period needs to be modified. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the long-lived asset to their fair value. Based on the Company's review as of December 31, 2001, no impairment of long-lived assets was evident.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES (Cont'd)
          ---------------------------------------------

          Estimates
          ---------

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

          Comprehensive Income
          --------------------

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

          New Accounting Pronouncements
          -----------------------------

          In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES (Cont'd)
          ---------------------------------------------

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

          The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

          Loss per share
          --------------

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

          Reverse stock split
          -------------------

          On August 11, 1999, the Company declared a four for one reverse stock split. All common share data and per share data have been retroactively adjusted to reflect such reverse stock split.

NOTE 3.   EQUIPMENT
          ---------

          Equipment consists of the following at December 31, 2001:


                  Kiosks                           $   9,638
                  Computer equipment                  20,714
                  Software                             5,305
                  Furniture & Fixtures                 6,609
                                                   ---------
                                                      42,266
                                                     (38,649)
                                                   ---------
                  Accumulated depreciation         $   3,617
                                                   =========


          Depreciation expense for the year ended December 31, 2001 and 2000 was $5,465 and $8,453, respectively.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 4.   INTANGIBLE ASSET
          ----------------

          On September 28, 2001, the Company entered into a distribution agreement with Lady Ole International Cosmetics Incorportation. Per the terms of the agreement, the Company would receive exclusive distribution rights of cosmetics and health care products from Cosmotex Internacionales, S.A. DE C.V. in exchange for 600,000 shares of the Companies common stock valued at $30,000, see note 8(h), as well as $4,500 in cash. The distribution rights cover the United States of America, Canada, the Middle East, Far East and Puerto Rico. The agreement is for a period of 2 years which can be extended in writing by mutual agreement of the parties for an additional 3 years. In April 2002, the Company terminated the agreement.

NOTE 5.   DISPUTED PAYABLES
          -----------------

          In November 1999, the Company entered into a consulting agreement for third party company to "staff" up and manage the Company" as well as raise interim financing and manage a public offering for the Company. The consulting agreement provided for the following levels of compensation; a 5% commission on all interim financing proceeds, reimbursement of certain management costs, upon the closing of a public offering 1,500,000 million shares of common stock or more if the public offering is greater than $20 million, and a Lehman formula contingency fee for other capital transactions such as selling, buying or merging with another company. The consultant was terminated due to non performance of the above arrangement.

          Although, the Company did originally recorded disputed payables under the above arrangement since the consultant was requesting payment even though the Company believed such monies were not due pursuant to the terms of the aforementioned contract signed with the consultant. All of such payables have been reversed, since the Company and the consultant has determined no monies are due under the above terminated arrangement.

NOTE 6.   PETITION FOR RELIEF UNDER CHAPTER 11
          AND BASIS OF PRESENTATION
          ------------------------------------

          Reorganization and Basis of Presentation   On April 29, 1999, the
          Company filed a petition for relief with the United States Bankruptcy Court, Southern District of Florida, under the provisions of Chapter 11 of the Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 6.   PETITION FOR RELIEF UNDER CHAPTER 11
          AND BASIS OF PRESENTATION (Cont'd)
          ------------------------------------

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

NOTE 7.   LICENSE AGREEMENT
          -----------------

          Pursuant to the terms of the license agreement WELC was issued 13,252,971 shares of common stock or 50.1% of the Company to transfer all of the assets and contracts of WELC and enter into a license agreement with WELC for the exclusive and non-transferable right to use the handicapping thoroughbred horse racing software in the United States. The license agreement also required the payment of royalties in the amount of 15% of the gross revenues generated from the licensed software. In December 1999 the Company increased the license to ten years with an option to renew the license for another ten years and the royalty was reduced to 0% by the former shareholders of WELC for the assumption of $148,752 of liabilities. The Company is not currently utilizing the license, due to management pursuing other business opportunities.

NOTE 8.   EQUITY TRANSACTIONS
          -------------------

          a. Pursuant to the terms of the bankruptcy the Company implemented a one for four reverse stock split. All common stock disclosure has been retroactively adjusted to reflect such stock split.

          b. The Company issued 700,000 shares of common stock for legal services to be rendered for the year 2000. The legal services have been valued at $70,000 expensed. Also included in the shares issued is a 75,000 share reduction due to a reclassification error from 1999.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


          c. In August 2000, the Company issued 778,259 shares of common stock for conversion of $66,153 of indebtedness owed to an officer and shareholder of the Company for advances to the Company in the past year.

          d. A $5,000 contribution to capital for general and administrative expenses incurred by an officer and principal shareholder has been recorded for calendar 2000.

          e. In January 2001, the Company issued 1,381,500 shares of common stock to the sole officer of the Company in exchange for $13,815 of indebtedness.

          f. In April 2001, the Company issued 354,548 shares of common stock to the sole officer of the Company in exchange for $4,284 of indebtedness and $16,250 of services. Also, the Company issued 222,977 to its six creditors in cancellation of debt. In May 2001, the Company issued another 10,366 shares for legal services. There was 2,625,000 shares issued pursuant to a placement memorandum for $105,000.

          g. In September 2001, the Company issued 400,000 shares of common stock at $.10 per share to the Company's board of directors.

          h. In September 2001, the Company issued 600,000 restricted shares of common stock at 50% of fair market value or $.05 per share to purchase the distribution rights of an unrelated entity. The acquisition was recorded using the purchase method and the distribution rights are being amortized over 60 months.

          i. In October 2001, the Company issued 150,000 shares of common stock at $.17 per share for services rendered.

          j. In November 2001, the Company issued 50,000 shares of common stock pursuant to a private placement memorandum.

NOTE 9.   INCOME TAXES
          ------------

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

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 9.   INCOME TAXES (Cont'd)
          ------------

          The net operating loss carry forwards are subject to limitation in any given year in the event of certain events, including significant changes in ownership. The Company has not given recognition to these tax benefits in the accompanying financial statement. At December 31, 2001, the Company had available net operating loss carryforwards for tax purposes of approximately $12,400,000 mostly expiring through 2009 with some smaller net operating loss carryforwards expiring through 2022. Substantially all of the carryforwards are subject to limitations on annual utilization because upon completion of the reverse merger there was an "equity structure shift" involving 5% stockholder (as these terms are defined in Section 382 of the Internal Revenue Code) which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of the Company as of the date of the ownership change multiplied by the applicable Federal Long- Term Tax- Exempt Bond Rate. In August 1999, the Company triggered a
          Section 382 net operating loss limitation on the cumulative net operating loss carryforwards of approximately $12,000,000. Utilization of such net operating losses is limited to approximately $500,000 per annum. The net operating loss carryforwards result in an estimated $4,000,000 deferred tax asset against which the Company has taken a valuation reserve for the same amount due to the lack of assured taxable income.

          The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
          (loss) before provision for income taxes is as follows:



                                                         December 31,
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------
           Tax benefit computed at
           statutory rate                         $ (74,000)      $ (94,000)


           Losses for which no tax benefit
           realized                                  74,000          94,000

                                                  ----------      ----------
                                                  $   -0-         $   -0-
                                                  ==========      ==========


NOTE 10.  RELATED-PARTY TRANSACTIONS
          --------------------------

          The Company rents office space from a related party on a month to month basis.

          The Chairman advanced, as well as accrued salary on a pro-rata basis of $50,000 per annum commencing September 2001, such monies due totaled $70,991. Such payable is non interest bearing and is due on demand.

                         SEALANT SOLUTIONS, INC.
                     (f/k/a THE WINNERS EDGE.COM, INC.
                     (A Development Stage Enterprise)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 11.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Company rents storage space for some of its equipment held in Nevada on a month to month basis. The Company also rents office space from a related party on a month to month basis. Rent expense for the years ended December 31, 2001 and 2000 was $20,715 and $3,313, respectively.

          The Company operates from the offices of an officer and principal shareholder of the Company. The Company has recognized a $5,000 contribution of capital and the related general and administrative expense for the use of such office and other ancillary administrative expenses, during the year 2000.

          In September 2001, the Company entered into an employment agreement, as amended, with its CEO for a term of one year. The employment agreement includes annual compensation at $50,000. The salary from September 2001 to December 31, 2001 has been accrued and is recorded in due to related parties. The employment agreement also provides for a bonus should sales exceed $500,000 through September 9, 2002, as well as vacation and severance pay clauses.

NOTE 12.  SUBSEQUENT EVENTS
          -----------------

          On February 1, 2002, the Company performed a private placement of Rule 144 stock. The Company issued and sold 12,500,000 shares at a price of $0.02 per share totaling $250,000 to an investor. The Company used these funds to enter into a royalty agreement with IFG Goldstar Cement Company whereby the Company would receive a royalty from the import of concrete estimated to start in July of 2002.