Form 10KSB/A
period 2001-12-31
SEALANT SOLUTIONS INC
filed 2002-05-16
CIK 894049

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

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

This Amendment to the Company's Form 10-KSB for the fiscal year ended December 31, 2001 and filed with the U.S. Securities & Exchange Commission on May 16, 2002, is filed for the purpose of incorporating Exhibits 10(f) and 10(g) which were inadvertently omitted from the Form 10-KSB filing.

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