Form 10QSB
period 2002-03-31
SEALANT SOLUTIONS INC
filed 2002-05-20
CIK 894049

U.S. SECURITIES EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

( )  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                           Commission File Number:
  March 31, 2002                                0-22954

                           SEALANT SOLUTIONS, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

        Delaware                                     65-0952186
      ---------------                            ------------------

(State or other jurisdiction of                 (IRS Employer Identi-
incorporation or organization)                    fication Number)

                      29 Abbey Lane, Middleboro, MA 02346
--------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                               (508) 880-6969
                               --------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.


                          Yes_X_No___

The number of shares of Common Stock, par value $ .01 per share, outstanding as of March 31, 2002 is 51,264,058.

                          THE WINNER'S EDGE.COM, INC
                            INDEX TO FORM 10-QSB
                              March 31, 2002

PART I.  Financial Information                                Page #

Item 1.            Financial Statements -
                   Balance Sheet
                   March 31, 2002
                   December 31, 2001                            3
                   Statements of Operations
                   Three months ended March 31, 2002
                   Three months ended March 31, 2001
                   Period July 8, 1998 to March 31, 2002        4

                   Statement of Deficiency in Assets
                   Three months ended March 31, 2002            5

                   Statements of Cash Flows
                   Three months ended March 31, 2002
                   Three months ended  March 31, 2001
                   Period July 8, 1998 to March 31, 2002        6

                   Notes to Financial Statements                7

PART II.  Other Information

Item 6.            Exhibits and Reports on Form 8-K
                   Signatures

                           SEALANT SOLUTIONS, INC.
                      f/k/a THE WINNERS EDGE.COM, INC.
                      (A Development Stage Enterprise)
                                 BALANCE SHEET


                                                       March 31,      December 31,
                                                         2002            2001
                                                     -------------   -------------
                                                      (unaudited)      (audited)

                                  ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $      559     $    1,706
    Marketable securities available for sale               6,900         21,400
    Inventory                                              1,300            -
                                                      ----------     ----------
              TOTAL CURRENT ASSETS                         8,759         23,106
                                                      ----------     ----------

EQUIPMENT, net                                             2,251          3,617
                                                      ----------     ----------
OTHER ASSETS
    Intangible asset, net                                260,050         32,775
    Security deposits                                        899            899
                                                      ----------     ----------
              TOTAL OTHER ASSETS                         260,949         33,674
                                                      ----------     ----------
                                                      $  271,959     $   60,397
                                                      ==========     ==========

                  LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
    Account payable and accrued liabilities           $   47,446     $   26,517
    Due to related parties                                 9,343         70,991
                                                      ----------     ----------
              TOTAL CURRENT LIABILITIES                   56,789         97,508

DEFICIENCY IN ASSETS:
    Common stock, $.01 par value, 60,000,000 shares
      authorized, 51,264,058 issued and outstanding      512,642        343,038
    Additional paid in capital                           762,972        589,367
    Accumulated deficit                               (1,054,184)      (977,756)
    Other comprehensive income(loss)                      (6,260)         8,240
                                                      ----------     ----------
              TOTAL DEFICIENCY IN ASSETS                 215,170        (37,111)
                                                      ----------     ----------
                                                         271,959         60,397
                                                      ==========     ==========


              See accompanying notes to financial statements.

                           SEALANT SOLUTIONS, INC.
                      f/k/a THE WINNERS EDGE.COM, INC.
                      (A Development Stage Enterprise)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                           For the Period
                                          Three Months      Three Months    July 8, 1998
                                             Ended             Ended       (inception) to
                                             March 31,        March 31,      March 31,
                                              2002             2001            2002
                                         ------------      ------------     ------------

SALES                                   $      3,646      $        -       $     54,484
                                         ------------      ------------     ------------

EXPENSES:
    Selling general and administrative        59,076             8,087          806,177
    Write-down of long-lived assets           21,000               -            116,000
    Stock-based compensation                     -                 -            162,500
    Advertising                                  -                 -             44,680
                                         ------------      ------------     ------------
              TOTAL  EXPENSES                 80,076             8,087        1,129,357
                                         ------------      ------------     ------------

NET LOSS                                $    (76,430)     $     (8,087)    $ (1,074,873)
                                         ============      ============     ============

NET LOSS PER SHARE:                     $      (0.00)     $      (0.00)
                                         ============      ============

Number of shares used in computation      34,820,936        29,545,325
                                         ============      ============


              See accompanying notes to financial statements.

                           SEALANT SOLUTIONS, INC.
                       f/k/a THE WINNERS EDGE.COM, INC.
                       (A Development Stage Enterprise)
                      STATEMENTS OF DEFICEINCY IN ASSETS


                                                  Common Stock         Additional                    Other
                                           -------------------------    Paid-in     Accumulated   Comprehensive
                                              Shares        Amount      Capital       Deficit    Income(loss) *      Total
                                           ----------    -----------  -----------   -----------  --------------  ------------

BALANCE AT DECEMBER 31, 2001 (audited)     34,303,591    $   343,038  $  589,367    $ (977,754)  $     8,240     $  (37,109)

    Stock issued for services                 100,000    $     1,000  $    5,000                                 $    6,000

    Stock issued for debt                   4,360,467    $    43,604  $   43,605                                 $   87,209

    Sale of common stock                   12,500,000    $   125,000  $  125,000                                 $  250,000

    Unrealized gain(loss) on marketable
       securities available for sale                                                             $   (14,500)    $  (14,500)

    Net loss                                                                        $  (76,430)                  $  (76,430)
                                           ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002 (unaudited)      51,264,058       512,642     762,972     (1,054,184)       (6,260)    $  215,170
                                           ==================================================================================



    * Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $ (82,430) for the three months ended March 31, 2002.


              See accompanying notes to financial statements.

                           SEALANT SOLUTIONS, INC.
                      f/k/a THE WINNERS EDGE.COM, INC.
                      (A Development Stage Enterprise)
                          STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                                                            Period
                                                       Three Months      Three Months     July 8, 1998
                                                           Ended             Ended       (inception) to
                                                         March 31,        March 31,        March 31,
                                                           2002             2001             2002
                                                       ------------      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                           $    (76,430)     $     (8,087)    $ (1,052,510)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                        3,093             2,113           43,472
         Write-down of assets                                21,000                 -          116,000
         Forgiveness of debt                                 87,209                 -           99,400
         Stock based on compensation                          6,000                 -          209,366
    Changes in assets and liabilities:
         Security deposits                                        -                 -             (899)
         Inventory                                           (1,300)                -           (1,300)
         Accounts payable and accrued liabilities            20,929               873           47,446
         Due to officers and employees                      (61,648)                -          238,229
                                                       -------------      ------------     ------------

    Net cash (used in) provided by operating activites       (1,147)           (5,101)        (300,796)
                                                       -------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Marketable securities available for sale                 14,500                 -           (6,900)
    Unrealized gain/(loss) on securities                    (14,500)                -           (6,260)
    Intangible asset purchase                              (250,000)                -         (254,500)
    Equipment purchases                                           -                 -         (137,271)
                                                       -------------      ------------     ------------

    Net cash used in investing activies                    (250,000)                -         (404,931)
                                                       -------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt converted to equity                                      -                 -           66,153
    Common stock                                            250,000                 -          640,133
                                                       -------------      ------------     ------------

    Net cash provided by financing activies                 250,000                 -          706,286
                                                       -------------      ------------     ------------

NET (DECREASE) INCREASE IN CASH                              (1,147)           (5,101)             559

CASH AT BEGINNING OF THE YEAR                                 1,706             5,658                -
                                                       -------------      ------------     ------------

CASH AT THE END OF THE YEAR                            $        559      $        557     $        559
                                                       =============      ============     ============


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
    Interest                                           $          -      $          -     $          -
                                                       =============      ============     ============
    Taxes                                              $          -      $          -     $          -
                                                       =============      ============     ============

NON -CASH FINANCING ACTIVITIES:
    Common stock issued for debt                       $          -      $     13,815     $    241,076
                                                       =============      ============     ============
    Common stock issued for services                   $          -      $          -     $    162,116
                                                       =============      ============     ============
    Common stock issued for acquistion
       of intangible assets                            $          -      $          -     $     30,000
                                                       =============      ============     ============


              See accompanying notes to financial statements.

                           SEALANT SOLUTIONS, INC.
                      f/k/a THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

    The accompanying unaudited consolidated financial statements of Sealant Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,
2001. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2.  INVESTMENT
         ----------

In February 2002, the Company used $250,000 to enter into a territorial agreement with IFG Goldstar Cement Company whereby the Company would receive a royalty from the import of concrete estimated to start in July of 2002.

NOTE 3.  IMPAIRMENT

In March 2002, based on the Company's review, the Company reduced
$21,000 from the carrying value of long-lived assets to adjust to its fair market value.

                           SEALANT SOLUTIONS, INC.
                      f/k/a THE WINNER'S EDGE.COM, INC.
                      (A Development Stage Enterprise)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 4.  EQUITY TRANSACTIONS

    In January 2002, the Company issued 100,000 shares of common stock at $.02 per share for services rendered.

    In February 2002, the Company issued 4,360,467 shares of common stock at $.02 per share to the sole officer of the Company in exchange for $87,209 of indebtedness.

    In February 2002, the Company issued 12,500,000 shares of common stock for $250,000 pursuant to a private placement memorandum.

    In April 2002, the Company issued 50,000 shares of common stock at $.02 per share for services rendered.

NOTE 5.  GOING CONCERN
         -------------

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $1,100,000, since inception. The Company intends to raise additional debt or equity financing to continue its operations if they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

    The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General

    The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999, the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September 2000, the Company stopped marketing the Winners Edge handicapping product due to insufficient income. The Company may reintroduce the Winners Edge product at some time in the future once another revenue stream has been secured that will provide sufficient resources for the proper marketing of the product.
On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield , which the Company intends to market worldwide. In July 2001, the Company changed its name to Sealant Solutions, Inc. In September, 2001, the Company acquired the rights to sell and distribute in the United States the Lady Ole line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.Financial Condition
At March 31, 2002, the Company had total assets of $271,959 as compared to total assets of $ 60,397 at December 31, 2001; total liabilities of $56,789, as compared to total liabilities of $97,508 at December 31, 2001; and stockholder equity of $215,170, as compared to a deficiency of assets of ($37,111) at December 31, 2001.

Liquidity and Capital Resources

    As of March 31, 2002, the Company's cash totaled $559 as compared to $1,706 at December 31, 2001, a decrease of $1,147. Net cash used in operations for the quarter ended March 31, 2002 was $1,147 compared to $5,101 used by operations for the quarter ended March 31, 2001. The decrease in cash used is primarily due to the Company reducing its expenses to be more in line with income. At the current time, the Company has no significant sales or sources of revenue, and is dependent on contributions by its officers as well as private placements of its common stock to generate the required cash flows to remain solvent. The Company's current cash requirements exceed its income and no assurances can be made that it will remain a going concern.

Results of Operations

    REVENUES - Sales for the quarter ended March 31, 2002, were $3,646 compared to sales of $-0- in the quarter ended March 31, 2001.

    NET OPERATING LOSS - The net operating loss for the quarter ended March 31, 2002 was $76,430 compared to net loss of $8,807 in the quarter ended March 31, 2001. The increase in the net operating loss is due to the Company continuing its efforts to create shareholder value.

    DEPRECIATION AND AMORTIZATION - Depreciation for the quarter ending March 31, 2002 was $3,093 as compared to $2,113 in the quarter ended March 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $59,076 for the quarter ending March 31, 2002,
as compared to $8,087 for the year earlier quarter.   The increase in
selling, general and administrative expenses was due to the Company continuing its efforts to create shareholder value.

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

                                  PART II
                             OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGE IN SECURITIES

         In January 2002, the Company issued 50,000 shares of common stock $.02 per share for services rendered.

         In January 2002, the Company authorized the issuance of 4,360,467 shares of Common Stock at $.02 per share for conversion of $87,209 of indebtedness owed to an officer of the Company. The shares were issued in April, 2002.

         In February 2002, the Company sold 12,500,000 shares of restricted common stock at $.02 per share to an accredited investor pursuant to a private placement. The shares were issued in April, 2002.

         In April 2002, the Company issued 50,000 shares of restricted common stock to an individual in connection with the Company's termination of distribution rights to Lady Ole cosmetics.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         In January 2002, Ramiz Chamlati resigned from the Board of Directors without disagreement.

         In February 2002, the Company entered into a royalty agreement with IFG Goldstar Cement Company ("Goldstar") which provides for the Company to receive a royalty payment of $.375 per metric ton from the import of concrete sold by Goldstar and delivered directly or indirectly through the Goldstar distribution center in Los Angeles, California which distribution is expected to commence in or about July 2002. The Company paid Goldstar $250,000 as consideration for the entitlement to the royalty payment.

         In May 2002, the Company memorialized and filed with the Form 10-KSB for the period ending December 31, 2001, the First Modification to Employment Agreement dated September 9, 2001, of Michael E. Fasci, which modification was effective as of September 9, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required to be filed for the period covered by this Report.

         (b)(i) On or about February 7, 2002, the Company filed a Report on Form 8-K that the Company had raised
                   $250,000 through the sale of the Company's common stock via a private placement.

                                 SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 16, 2002                Sealant Solutions, Inc.

                                By: /s/Michael E. Fasci
                                    ------------------------------------
                                    Michael E. Fasci
                                    Chairman and Chief Executive Officer