Form 10QSB
period 2002-06-30
SEALANT SOLUTIONS INC
filed 2002-08-14
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


                          Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2002
                                        -------------


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

The number of shares of Common Stock, par value $ .01 per share, issued and outstanding as of June 30, 2002 is 50,714,058.

                    SEALANT SOLUTIONS, INC.

                      INDEX TO FORM 10-QSB

                         June 30, 2002


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - Six months ended June 30, 2002
               (Unaudited) and December 31, 2001 (Audited).

               Statement of Operations - Three months and six months ended June 30, 2002 and 2001 (Unaudited) and July 8, 1998 (inception) to June 30, 2002.

               Statement of Cash Flows - Six months ended June 30, 2002 and 2001 (Unaudited) and July 8, 1998
               (inception) to June 30, 2002.

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                     SEALANT SOLUTIONS, INC.
                (A Development Stage Enterprise)
                           BALANCE SHEET


                                              June 30,       December 31,
                                                2002            2001
                                            -----------      ------------
                                            (unaudited)       (audited)

                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $     2,325      $      1,706
  Marketable securities available for sale        5,100            21,400
                                            -----------      ------------
          TOTAL CURRENT ASSETS                    7,425            23,106

EQUIPMENT, net                                      885             3,617
                                            -----------      ------------

OTHER ASSETS
  Intangible asset, net                         250,000            32,775
  Security deposits                                 801               899
                                            -----------      ------------
          TOTAL OTHER ASSETS                    250,801            33,674
                                            -----------      ------------
                                            $   259,111      $     60,397

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Account payable and accrued liabilities   $    25,723      $     26,517
  Due to related parties                         23,343            70,991
                                            -----------      ------------
          TOTAL CURRENT LIABILITIES              49,066            97,508

LONG TERM LIABILITIES:
  Convertible debenture - officer                14,500                 -
  Note payable-officer                           10,872                 -
                                            -----------      ------------
                                                 25,372                 -
STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value, 60,000,000
    shares authorized, 50,714,058 issued
    and outstanding                             507,141           343,038
  Additional paid in capital                    763,472           589,367
  Retained earnings                          (1,077,880)         (977,756)
  Other comprehensive income(loss)               (8,060)            8,240
                                            -----------      ------------
          TOTAL STOCKHOLDER'S EQUITY            184,673           (37,111)
                                            -----------      ------------
                                            $   259,111      $     60,397
                                            ============     ============


           See accompanying notes to financial statements

                        SEALANT SOLUTIONS, INC.
                    (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                                   For the Period
                                        Six Months    Six Months    July 8, 1998
                                          Ended          Ended     (inception) to
                                          June 30,     June 30,       June 30,
                                            2002         2001           2002
                                        ----------    ----------   --------------
SALES                                   $    4,431    $        -   $       55,269

EXPENSES:
  Selling general and administrative        71,758        35,106          818,858
  Write-down of long-lived assets           29,799             -          124,799
  Stock-based compensation                       -        16,250          162,500
  Advertising                                3,000         1,046           47,680
                                        ----------    ----------   --------------
           TOTAL  EXPENSES                 104,557        52,402        1,153,837
                                        ----------    ----------   --------------

OTHER INCOME:
  Interest income                                -             -              532
  Other income                                   -        12,191           20,156
                                        ----------    ----------   --------------
           TOTAL OTHER INCOME                    -        12,191           20,688
                                        ----------    ----------   --------------

NET LOSS                                $ (100,126)   $  (40,211)  $   (1,077,880)
                                        ==========    ==========   ==============

NET LOSS PER SHARE:                     $    (0.00)   $    (0.00)
                                        ==========    ==========

Number of shares used in computation    46,196,783    31,068,815
                                        ==========    ==========






           See accompanying notes to financial statements

                     SEALANT SOLUTIONS, INC.
                (A Development Stage Enterprise)
                    STATEMENTS OF OPERATIONS


                                      Three months       Three months
                                          Ended             Ended
                                         June 30,          June 30,
                                           2002              2001
                                      ------------       ------------
                                       (unaudited)        (unaudited)

SALES                                 $        785       $          -

EXPENSES:
  Selling general and administrative        15,682             28,851
  Write-down of equipment                    8,799                  -
  Stock based compensation                       -             16,250
  Advertising                                    -              1,046
                                      ------------       ------------
            TOTAL  EXPENSES                 24,481             46,147
                                      ------------       ------------

OTHER INCOME                                                   12,191

NET LOSS                              $    (23,696)      $    (33,956)
                                      ============       ============

NET LOSS PER SHARE:                   $       (.00)      $       (.00)
                                      ============       ============

Number of shares used in computation    50,851,558         32,297,777
                                      ============       ============






           See accompanying notes to financial statements

                    SEALANT SOLUTIONS, INC.
              (A Development Stage Enterprise)
              STATEMENT OF STOCKHOLDER'S EQUITY

                                                             Additional                     Other
                                        Common Stock           Paid-in     Accumulated   Comprehensive
                                     Shares       Amount       Capital       Deficit     Income(loss) *       Total
                                   ----------   ----------   ----------    -----------   -------------     -----------
BALANCE AT DECEMBER 31, 2001
  (audited)                        34,303,591   $  343,038   $  589,367    $ (977,754)   $     8,240       $  (37,109)

  Stock issued for services           150,000   $    1,500   $    5,500                                    $    7,000

  Stock issued for debt             4,360,467   $   43,604   $   43,605                                    $   87,209

  Sale of common stock             12,500,000   $  125,000   $  125,000                                    $  250,000

  Cancelled stock                    (600,000)  $   (6,001)  $        -                                    $   (6,001)

  Unrealized gain(loss) on
    marketable securities
    available for sale                                                                   $   (16,300)      $  (16,300)

  Net loss                                                                 $ (100,126)                     $ (100,126)
                                   ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002
  (unaudited)                      50,714,058      507,141      763,472    (1,077,880)        (8,060)         184,673
                                   ==================================================================================



* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $(108,186) for the three months ended June 30, 2002.




           See accompanying notes to financial statements

                   SEALANT SOLUTIONS, INC.
               (A Development Stage Enterprise)
                   STATEMENT OF CASH FLOWS
                        (Unaudited)

                                                                             Period
                                              Six Months    Six Months      July 8, 1998
                                                Ended          Ended       (inception) to
                                               June 30,       June 30,        June 30,
                                                 2002           2001            2002
                                              ----------    -----------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $ (100,126)   $   (40,211)    $ (1,077,880)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                  1,009          2,732           41,388
    Write-down of assets                          28,499              -          123,499
    Forgiveness of debt                           87,209         12,191           99,400
    Stock based on compensation                    7,000         26,616          212,040
  Changes in assets and liabilities:
    Security deposits                                 98              -             (801)
    Accounts payable and accrued liabilities        (794)       (55,827)          25,723
    Due to officers and employees                (36,776)       (10,795)         263,101
                                              ----------    -----------    -------------
  Net cash (used in) provided by
  operating activites                            (13,881)       (65,294)        (313,530)
                                              ----------    -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Marketable securities available for sale        16,300              -           (5,100)
  Unrealized gain/(loss) on securities           (16,300)             -           (8,060)
  Intangible asset purchase                     (250,000)             -         (254,500)
  Equipment purchases                                  -              -         (137,271)
                                              ----------    -----------    -------------
  Net cash used in investing activies           (250,000)             -         (404,931)
                                              ----------    -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt converted to equity                             -              -           66,153
  Convertible debenture issued                    14,500              -           14,500
  Common stock                                   250,000        105,000          640,133
                                              ----------    -----------    -------------
  Net cash provided by financing activies        264,500        105,000          720,786
                                              ----------    -----------    -------------

NET (DECREASE) INCREASE IN CASH                      619         39,706            2,325

CASH AT BEGINNING OF THE YEAR                      1,706          5,658                -
                                              ----------    -----------    -------------
CASH AT THE END OF THE YEAR                   $    2,325    $    45,364    $       2,325
                                              ==========    ===========    =============



SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Interest                                   $         -    $         -      $         -
                                              ==========    ===========    =============
  Taxes                                      $         -    $         -      $         -
                                              ==========    ===========    =============

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for debt               $         -    $   228,807      $   241,076
                                              ==========    ===========    =============
  Common stock issued for services           $         -    $    26,616      $   162,116
                                              ==========    ===========    =============
  Common stock issued for acquistion of
    intangible assets                        $         -    $         -      $    30,000
                                              ==========    ===========    =============




           See accompanying notes to financial statements

                         SEALANT SOLUTIONS, INC.
                      (A Development Stage Enterprise)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of Sealant Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2.   INVESTMENT
          ----------

          In February 2002, the Company used $250,000 to enter into a territorial agreement with IFG Goldstar Cement Company whereby the Company would receive a royalty from the import of concrete estimated to start in September of 2002.

NOTE 3.   IMPAIRMENT
          ----------

          In March 2002, based on the Company's review, the Company reduced $21,000 from the carrying value of long-lived assets to adjust to its fair market value.

                         SEALANT SOLUTIONS, INC.
                      (A Development Stage Enterprise)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



NOTE 4.   EQUITY TRANSACTIONS
          -------------------

          In January 2002, the Company issued 50,000 shares of common stock at $.02 per share to a member of the board of directors. The Company also issued 50,000 shares of common stock at $.02 per share for services rendered.

          In February 2002, the Company issued 4,360,467 shares of common stock at $02 per share to an officer of the Company in exchange for $87,209 of indebtedness.

          In February 2002, the Company issued 12,500,000 shares of common stock for $250,000 pursuant to a private placement memorandum.

          In April 2002, the Company issued 50,000 shares as a result of the settlement of all claims relating to the Company's rescission of the purchase of The Lady Ole.

          In May 2002, 600,000 shares of the Company's common stock were returned to treasury as a result of the rescission of the purchase of The Lady Ole. Such shares redeemed were recorded at par value.


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

General

     The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August, 1999, the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September 2000, the Company stopped marketing the Winners Edge handicapping product due to insufficient income. The Company may reintroduce the Winners Edge product at some time in the future once another revenue stream has been secured that will provide sufficient resources for the proper marketing of the product. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield, which the company intends to market worldwide. In July 2001, the Company changed its name to Sealant Solutions, Inc. In September 2001, the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April of 2002 the Company sold its rights to the Lady Ole line of cosmetic products and is no longer in that business. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.

Financial Condition

At June 30, 2002, the Company had total assets of $ 259,111, as compared to total assets of $60,397 at December 31, 2001. This represents an increase in assets of $198,714 due to the sale of the Company's securities to accredited investors.

At June 30, 2002, The Company had total liabilities of
$74,438, as compared to total liabilities of $97,508 at December
31, 2002. This represents a decrease in liabilities of $23,070 due to the conversion of certain debt to shares of the Company's common stock.

     At June 30, 2002, the company had a stockholders equity of $184,673, as compared to a deficiency of assets of ($37,111) at December 31, 2001. This represents an increase in stockholders equity of $221,784 due to the sale of the Company's securities to accredited investors.

Liquidity and Capital Resources

     For the 6 months ending June 30, 2002, the Company's cash totaled $2,325 as compared to $45,364 for the same 6 month period in 2001, a decrease of $43,039. Net cash used in operations for the 6 months ending June 30, 2002 was $13,881 compared to $65,294 used in operations for the 6 months ended June 30, 2001. At the current time the company has limited sources of revenue and may become dependent on contributions by its officers as well as private placements of its common stock to generate the required cash flows to remain solvent. The company's current cash requirements may exceed its income and no assurances can be made that it will remain a going concern.

Results of Operations

REVENUES - Sales for the quarter ended June 30, 2002, were
$785 compared to sales of $-0- in the year earlier quarter.

NET OPERATING LOSS   The net operating loss for the quarter
ended June 30, 2002 was $23,696 compared to net loss of $33,956 in the year earlier quarter. The decrease in the net operating loss is due to the company reducing its expenditures to be more in line with income.

DEPRECIATION AND AMORTIZATION - Depreciation for the quarter ending June 30, 2002 was $1,366 as compared to $-0- in the year earlier quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $15,682 for the quarter ending June 30, 2002, as compared to $28,851 for the year earlier quarter.

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

          (b) There were no reports filed on Form 8-K for the period covered by this Report.

                            SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SEALANT SOLUTIONS, INC.


Dated: August 14, 2002          By:/s/Michael E. Fasci
                                   -------------------------------
                                   Michael E. Fasci, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer


          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Sealant Solutions, Inc. for the period ended June 30, 2002, Michael E. Fasci, President, Chief Executive Officer and Chief Financial Officer of Sealant Solutions, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(a) such quarterly Report on Form 10-QSB for the period ended June 30, 2001, fully complies with the requirements of section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) the information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Sealant Solutions, Inc.

                                  SEALANT SOLUTIONS, INC.



Dated: August 14, 2002            By:/s/Michael E. Fasci
                                     -----------------------------
                                     Michael E. Fasci, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer