Form 10QSB/A
period 2002-06-30
SEALANT SOLUTIONS INC
filed 2002-08-14
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549


                          Form 10-QSB/A


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

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable


Item 5.   OTHER INFORMATION
          -----------------

          On August 14, 2002, Cary Parrish resigned as President and a Director of the Company. At the time of his resignation, Mr. Parrish had no disagreements as to any matters with the Company.


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

                                SEALANT SOLUTIONS, INC.


Dated: August 14, 2002          By:/s/Michael E. Fasci
                                   -------------------------------
                                   Michael E. Fasci, Chairman,
                                   Chief Executive Officer and
                                   Chief Financial Officer


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

                                  SEALANT SOLUTIONS, INC.



Dated: August 14, 2002            By:/s/Michael E. Fasci
                                     -----------------------------
                                     Michael E. Fasci, Chairman,
                                     Chief Executive Officer and
                                     Chief Financial Officer