Form 10QSB
period 2002-09-30
SEALANT SOLUTIONS INC
filed 2002-11-18
CIK 894049

U.S. Securities and Exchange Commission
                             Washington, DC 20549
                                Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2002
                                           --------------------

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ---- to ----


                       Commission File number 0-22954

                         SEALANT SOLUTIONS, INC.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

             Delaware                               65-0952186
    -------------------------------              ---------------
    (State of other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

              29 Abbey Lane, Middleboro, Massachusetts 02346
              ----------------------------------------------
           (Address of principal executive office and zip code)

                               (508) 880-6969
                        ---------------------------
                        (Issuer's telephone number)

           -----------------------------------------------------
           (Former name, former address, and former fiscal year,
                        if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  X    No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On September 30, 2002, there were 50,714,085 shares of the Registrant's Common Stock, par value $.01 per share, issued and outstanding.

                            SEALANT SOLUTIONS, INC.
                      (A Development Stage Enterprise)


                              INDEX


PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Accountant's Report

               Balance Sheet - September 30, 2002 (Unaudited) and
               December 31, 2001

               Statement of Operations - Three months and nine months ended September 30, 2002 and 2001 (Unaudited) and July 8, 1998 to September 30, 2002

               Statement of Stockholder's Equity - Nine months ended September 30, 2002

               Statement of Cash Flows - Three months and nine months ended September 30, 2002 and 2001 (Unaudited).

               Notes to Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.

     Item 3.   Controls and Procedures

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                            SEALANT SOLUTIONS, INC.
                       (A Development Stage Enterprise)
                               BALANCE SHEET


                                                    September 30,     December 31,
                                                        2002              2001
                                                    --------------    --------------
                                                     (unaudited)        (audited)

                                   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                        $     2,149      $     1,706
    Marketable securities available for sale               5,200           21,400
    Prepaid expenses                                       5,000
                                                      ----------       ----------
              TOTAL CURRENT ASSETS                        12,349           23,106
                                                      ----------       ----------

EQUIPMENT, net                                               885            3,617
                                                      ----------       ----------
OTHER ASSETS
    Intangible asset, net                                250,000           32,775
    Security deposits                                        -                899
                                                      ----------       ----------
              TOTAL OTHER ASSETS                         250,000           33,674
                                                      ----------       ----------
                                                     $   263,234      $    60,397
                                                      ==========       ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Account payable and accrued liabilities          $    18,131      $    26,517
    Due to related parties                                42,343           70,991
                                                      ----------       ----------
              TOTAL CURRENT LIABILITIES                   60,474           97,508

LONG TERM LIABILITIES:
    Convertible debenture - officer                       26,456              -
    Note payable-officer                                  10,872              -
                                                      ----------       ----------
                                                          37,328              -
STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 60,000,000 shares
       authorized, 50,714,058 issued and outstanding     507,141          343,038
    Additional paid in capital                           763,472          589,367
    Retained earnings                                 (1,097,221)        (977,756)
    Other comprehensive income(loss)                      (7,960)           8,240
                                                      ----------       ----------
              TOTAL STOCKHOLDER'S EQUITY                 165,432          (37,111)
                                                      ----------       ----------
                                                     $   263,234      $    60,397
                                                      ==========       ==========



                   See accompanying notes to financial statements.

                            SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       For the Period
                                        Nine Months      Nine Months    July 8, 1998
                                          Ended            Ended       (inception) to
                                       September 30,    September 30,   September 30,
                                           2002             2001            2002
                                      -------------    -------------   -------------

SALES                                  $     4,431      $    13,500     $    55,269
                                        ----------       ----------      ----------
EXPENSES:
    Selling general and administrative      91,106           87,267         838,206
    Write-down of long-lived assets         29,799              -           124,799
    Stock-based compensation                   -             56,250         162,500
    Advertising                              3,000            1,546          47,680
                                        ----------       ----------      ----------
              TOTAL  EXPENSES              123,905          145,063       1,173,185
                                        ----------       ----------      ----------

OTHER INCOME:
    Interest income                              7              517             539
    Other income                               -             12,316           20,15
                                        ----------       ----------      ----------
              TOTAL OTHER INCOME                 7           12,833          20,695
                                        ----------       ----------      ----------

NET LOSS                               $  (119,467)     $  (118,730)    $(1,097,221)
                                        ==========       ==========       =========

NET LOSS PER SHARE:                    $     (0.00)     $     (0.00)
                                        ==========       ==========

Number of shares used in computation    49,024,007       31,719,248
                                        ==========       ==========




                   See accompanying notes to financial statements.

                            SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                           Three months        Three months
                                               Ended               Ended
                                            September 30,      September 30,
                                                2002               2001
                                            (unaudited)         (unaudited)
                                           -------------       -------------

SALES                                       $       -           $    13,500

EXPENSES:
    Selling general and administrative           19,344              52,162
    Write-down of equipment                         -                   -
    Stock based compensation                        -                40,000
    Advertising                                     -                   500
                                             ----------          ----------
              TOTAL EXPENSES                     19,344              92,662


OTHER INCOME                                          3                 125
                                             ----------          ----------

NET LOSS                                    $   (19,341)        $   (79,037)
                                             ==========          ==========

NET LOSS PER SHARE:                         $      (.00)        $      (.00)
                                             ==========          ==========

Number of shares used in computation         50,714,058          33,203,591
                                             ==========          ==========




                   See accompanying notes to financial statements

                            SEALANT SOLUTIONS, INC.
                       (A Development State Enterprise)
                      STATEMENT OF STOCKHOLDER'S EQUITY

                                                                     Additional                   Other
                                                 Common Stock          Paid-in    Accumulated   Comprehensive
                                             Shares       Amount       Capital     Deficit      Income(loss)*   Total
                                            --------     --------   -----------  -------------  -------------  --------

BALANCE AT DECEMBER 31, 2001 (audited)      34,303,591   $ 343,038   $ 589,367   $  (977,754)    $   8,240    $  (37,109)

    Stock issued for services                  150,000   $   1,500   $   5,500                                $    7,000

    Stock issued for debt                    4,360,467   $  43,604   $  43,605                                $   87,209

    Sale of common stock                    12,500,000   $ 125,000   $ 125,000                                $  250,000

    Cancelled stock                           (600,000)  $  (6,001)  $     -                                  $   (6,001)

    Unrealized gain(loss) on marketable
       securities available for sale                                                             $ (16,200)   $  (16,200)

    Net loss                                                                      $  (119,467)                $ (119,467)
                                            -----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002 (unaudited)        50,714,058     507,141     763,472     (1,097,221)      (7,960)      165,432
                                            =============================================================================




* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $ (135,667) for the nine months ended September 30, 2002.




                   See accompanying notes to financial statements.

                             SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                            Nine Months      Nine Months      July 8, 1998
                                                               Ended           Ended         (inception)to
                                                            September 30,    September 30,    September 30,
                                                                 2002            2001            2002
                                                            -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $    (119,467)   $    (118,730)   $ (1,097,221)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                             1,009            4,099          41,388
         Write-down of assets                                     28,499              -           123,499
         Forgiveness of debt                                      87,209           12,191          99,400
         Stock based on compensation                               7,000           66,616         212,040
    Changes in assets and liabilities:
         Security deposits                                           899              -               -
         Prepaid expenses                                         (5,000)                          (5,000)
         Accounts payable and accrued liabilities                 (8,386)         (41,279)         18,131
         Due to officers and employees                           (17,776)           8,124         282,101
                                                            ------------     ------------     -----------

    Net cash (used in) provided by operating activites           (26,013)         (68,979)       (325,662)
                                                            ------------     ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Marketable securities available for sale                      16,200              -            (5,200)
    Unrealized gain/(loss) on securities                         (16,200)             -            (7,960)
    Intangible asset purchase                                   (250,000)             -          (254,500)
    Equipment purchases                                              -                -          (137,271)
                                                            ------------     ------------     -----------

    Net cash used in investing activies                         (250,000)             -          (404,931)
                                                            ------------     ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt converted to equity                                         -                -            66,153
    Convertible debenture issued                                  26,456              -            26,456
    Common stock                                                 250,000          105,000             640
                                                            ------------     ------------     -----------

    Net cash provided by financing activies                      276,456          105,000         732,742
                                                            ------------     ------------     -----------

NET (DECREASE) INCREASE IN CASH                                      443           36,021           2,149

CASH AT BEGINNING OF THE YEAR                                      1,706            5,658             -
                                                            ------------     ------------     -----------

CASH AT THE END OF THE YEAR                                $       2,149    $      41,679    $      2,149
                                                            ============     ============     ===========


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
    Interest                                               $        -       $         -      $        -
                                                            ============     ============     ===========
    Taxes                                                  $        -       $         -      $        -
                                                            ============     ============     ===========

NON -CASH FINANCING ACTIVITIES:
    Common stock issued for debt                           $     87,209     $      241,076   $    328,285
                                                            ============     ============     ===========
    Common stock issued for services                       $      7,000     $       66,616   $    169,116
                                                            ============     ============     ===========
    Common stock issued for acquistion of
       intangible assets                                   $        -       $          -     $     30,000
                                                            ============     ============     ===========



                   See accompanying notes to financial statements.

                            SEALANT SOLUTIONS, INC.
                       (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
NOTE 1.   BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of Sealant Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2.   INVESTMENT
          ----------

          In February 2002, the Company used $250,000 to enter into a territorial agreement with IFG Goldstar Cement Company whereby the Company would receive a royalty from the import of concrete estimated to start in January of 2003.

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

          In April 2002, the Company issued 50,000 shares as a result of the dissolution of the purchase of The Lady Ole.

          In May 2002, the Company received 600,000 of its shares as a result of dissolution of the purchase of The Lady Ole. Such shares redeemed were recorded at par value.

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

NOTE 6.   COMMITMENTS & CONTINGENCIES
          ---------------------------

          In August 2002, the Company and officers of the Company received a "Complaint for Damages" by two current shareholders alleging they were prevented from selling their common stock in the Company and consequently has resulted in damages in excess of $15,000. No reserve was recorded for the ultimate disposition of the lawsuit, although.

                           SEALANT SOLUTIONS, INC.
                      (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE 6.   COMMITMENTS & CONTINGENCIES (Cont'd)
          ------------------------------------

          In November 2002, the Company reached an agreement with the Plaintiffs. Without admitting or denying any allegations, and in exchange for dismissal of the lawsuit, the Company agreed to issue to the Plaintiffs, 750,000 shares of Rule 144 restricted stock and to cancel the remainder of the licensing agreement that the Company had with The Winners Edge Licensing Corporation. The Company's Board of Directors believes that the settlement was in favorable to the Company.

                        FORWARD-LOOKING STATEMENTS
                        --------------------------

     Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward-looking statements" as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of risks and uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

     Readers are cautioned not to put undue reliance on such forward-looking statements, each of which speaks only as of the date hereof. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General

     The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999 the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year license with the exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September 2000 the Company stopped marketing the Winners Edge handicapping product due to insufficient income. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield, which the Company intends to market worldwide. In July 2001 the Company changed its name to Sealant Solutions, Inc. In September 2001 the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February2002, the Company entered into a joint venture agreement with IFG Goldstar

Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April of 2002 the Company sold its rights to the Lady Ole line of cosmetic products and is no longer in that business. In November of 2002 the Company agreed to terminate and cancel the remaining term of it's licensing agreement with the Winners Edge Licensing Corporation and will no longer attempt to market that product. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.

Financial Condition
-------------------

     At September 30, 2002, the Company had current assets of $12,349 as compared to $23,106 at December 31, 2001, total assets of $263,234, as compared to $60,397 at December 31, 2001, and shareholders equity of $ 165,432 compared to a shareholder deficiency of assets of ($37,111) as of December 31, 2001. Both the increase in assets and shareholder equity were primarily due to a $ 250,000 private placement of the Company's common stock in February of 2002. Those proceeds were used to enter into its royalty agreement with IFG Goldstar Cement Co.

     Liquidity - The Company had a net increase in cash and cash equivalents for the nine months ended September 30, 2002 of $443, cash and cash equivalents at September 30, 2002 of $2,149, and cash and cash equivalents of $1,706 at December 31, 2001.

     Capital Resources - The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines and no loan commitments in place. Short term, the Company anticipates generating cash to continue its operations either thru private placements of its common stock or from capital contributions from its officers and/or directors.

     Results of Operations - The Company continues to pursue its business objectives, but has yet to generate any significant revenues from its sealant product or from its cement joint venture with IFG Goldstar. There were essentially no revenues generated from the sales of its products for the nine months ended September 30, 2002. The Company continues to pursue the sales of its Roof Shield product and anticipates revenues developing in the fourth quarter of 2002 as a result of its efforts over the past year. The Company continues to work with IFG Goldstar Cement Company to assist in the completion of the final phase of funding it requires to enable the royalty revenue stream to commence. The Company anticipates these revenues to begin in the first quarter of 2003.

     The Company's revenues for the quarter ended September 30, 2002, were $-0- compared to sales of $13,500 in the year earlier quarter. The principal reason for the decreased revenue was the reduction in sales of its sealant product as seen in the previous period.

     Operating expenses for the nine months ended September 30, 2002 were $123,905, as compared to $ 145,063 for the nine months ended September 30, 2001. The decrease in operating expenses is due to the Company reducing its expenditures to be more in line with income.

     Operating expenses for the quarter ended September 30, 2002 were $19,341 compared to net loss of $79,037 in the quarter ended September
30, 2001. The decrease in operating expenses is due to the Company reducing its expenditures to be more in line with income, primarily due to a reduction in employee compensation.

     The Company realized a net loss of $(119,467) for the nine months ending September 30, 2002, as compared to a net loss of $(118,730) for the nine months ending September 30, 2001.

     The Company realized a net loss of $(19,341) for the three months ending September 30, 2002, as compared to a net loss of $(79,037) for the three months ending September 30, 2001. The decrease in net loss for the period was primarily due to a reduction in compensation to the employees of the Company as a result of the lack of income from the sale of the Company's products.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of it's reported income from continuing operations for the nine-month period ended September 30, 2002.

Item 3.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this report, Sealant Solutions, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Secretary/Treasury, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           SEALANT SOLUTIONS, INC.
                                 PART II

Item 1.   LEGAL PROCEEDINGS
          -----------------

          In August 2002, Wayne Baldridge and Jeff Morris (the "Plaintiffs") former officers and directors of the Company, filed suit in the Circuit Court in and for Broward County, Florida, against the Company, Michael Fasci and Cary Parish (the "Defendants") alleging that the Defendants refused to authorize the removal of the restrictive legend on their shares of the Company's common stock resulting in damages in excess of $15,000. The Company retained legal counsel to defend the litigation.

          In November 2002, the Company reached an agreement with Plaintiffs. Without admitting or denying the allegations, and in exchange for dismissal of the lawsuit, the Company agreed to issue to the Plaintiffs, 750,000 shares of Rule 144 restricted stock and to cancel the remainder of the licensing agreement between the Company and The Winners Edge Licensing Corporation. The Company's Board of Directors believes that the settlement is favorable to the Company.

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

          (b) There are no reports required to be filed on Form 8-K for the period covered by this Report.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEALANT SOLUTIONS, INC.



Date: November 14, 2002          By:/s/Michael E. Fasci
                                    ----------------------------------
                                    Michael E. Fasci, Chairman and CEO




                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-QSB of Sealant Solutions, Inc. for the quarter September 30, 2002, I, Michael E. Fasci, Chairman and CEO of Sealant Solutions, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Sealant Solutions, Inc.

                                 SEALANT SOLUTIONS, INC.



Date: November 14, 2002          By:/s/Michael E. Fasci
                                    ----------------------------------
                                    Michael E. Fasci, Chairman and CEO

                               CERTIFICATIONS
                               --------------

     I, Michael E. Fasci, Chairman and CEO of Sealant Solutions, Inc., hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sealant Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002    By:/s/Michael E. Fasci
                              ----------------------------------
                              Michael E. Fasci, Chairman and CEO