Form 10KSB
period 2002-12-31
SEALANT SOLUTIONS INC
filed 2003-03-31
CIK 894049

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                          COMMISSION FILE NO.: 0-22954

                             SEALANT SOLUTIONS, INC.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)

                    Delaware                            65-0952186
         -------------------------------              -------------
         (State or other jurisdiction of              (IRS Employer
          incorporation or organization)            Identification No.)

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 1of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter ptha the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  x
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

The aggregate market value of the Registrant's voting stock held by non-affiliates, based uth closing sales price for the common stock of $.12 per share on March 24, 2003, was $61,107.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after
the distribution of securities ua plan confirmed by a court.  Yes  x   No
                                                                  ---     ---

As of March 24, 2003, there were 1,074,155 shares of the Registrant's Common Stock issued and outstanding after giving effect to a one-for-fifty reverse stock split effective December 26, 2002.

                             SEALANT SOLUTIONS, INC.



                                TABLE OF CONTENTS

                                                                           Page
PART I

Item 1.  Business............................................................3

Item 2.  Properties..........................................................7

Item 3.  Legal Proceedings...................................................7

Item 4.  Submission of Matters to a
           Vote of Security Holders..........................................7

PART II

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters...................................8

Item 6.  Management's Discussion and
           Analysis or Plan of Operations....................................9

Item 7.  Financial Statements and Supplementary Data........................12

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure.........................................12

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act................................13

Item 10. Executive Compensation.............................................14

Item 11. Security Ownership of Certain
           Beneficial Owners and Management.................................14

Item 12. Certain Relationships and Related Transactions.....................16

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K................................17

SIGNATURES..................................................................18

CERTIFICATIONS..............................................................19

                       PART I - FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-KSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business s Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

        Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward statements.


                                     PART I

ITEM 1. BUSINESS

        CORPORATE HISTORY

        The Winner's Edge.com, Inc. f/k/a UC'NWIN Systems Corporation (the "Company" or the "Registrant") was a publicly-held Canadian corporation, organized in Canada in 1993 under the name FMG Telecomputer, Ltd., and later reincorporated in Delaware on December 11, 1995. The Company was engaged in the development, manufacture, sale and marketing of its UC'NWIN System, an in-st interactive informational solutions software program designed tbe furnished to corporations in the U.S., UK, Europe and Asia, delivered through interactive kiosks and websites on the Internet.

        The Company, through its wholly-owned U.S. subsidiary, UC'N Systems, Inc., had licensed the worldwide rights (except for the United States) to Winners All Ltd., to manufacture or lease the UC'NWIN system.

        Beginning January, 1996, the Company investigated the possibility of a business combination, but the Company lacked the capital necessary to pursue any acquisition and, further, la sufficient revenue base to be an attractive takeover target. The Company had virtually no active business operations since early 1996, and ceased operations on or about November 30, 1996.

        On June 15, 1998, at the annual meeting of shareholders, a new board of directors was elected. Prior to their resignations, the old Board, at the direction of the new Board, voted to cancel the issuance of approximately 30,000,000 shares of the Company's Common Stock to the previous directors, officers, and consultants of the Company.

        The new Board inherited a company with virtually no records, supporting documentation, or business operations. The Board determined that the best course of action was to financially and operationally cleanse the Company by reorganizing pursuant to 11 U.S.C. Chapter 11 of the Bankruptcy Code. The Company filed for relief on April 28, 1999, and the Company's First Amended Plan of Reorganization was confirmed on August 11, 1999. As a result of bankruptcy reorganization, the Company was able to (i) cancel all of the pre-petition common stock and issue pursuant to the tof the Plan, new securities in the Company. The cancellation of the pre-petition securities and issuance of new securities enabled the Company to purge any remaining pre-petition common shares which were issued without consideration; (ii) clean up the Company's balance sheet by the elimination of pre-petition creditors claims some of which were unknown due to the Company's pre-1998 lack of record keeping; (iii) enter into an exclusive Licensing Agreement with The Winner's Edge Licensing Corp. to market software and related products to the thoroughbred horse racing industry in the U.S. and its territories, thus providing the Company with meaningful operations; and (iv) the Company settled certain pending legal matters through the Plan which, when viewed with the fact that the unsecured creditors converted debt to equity in the Reorganized Company resulted in a significant reduction of liabilities on the Company's post-reorganization balance sheet.

        Post-bankruptcy, the Company had an exclusive license with Winner's Edge Licensing Corp. to market software and related products to the thoroughbred horseracing industry in the United States and its Territories, inclusive of the dissemination of computerized handicapping information to thoroughbred horseracing patrons. In or about September 2002, the Company ceased all horseracing related operations and activities because the Company was unable to profitably implement its horseracing related business plan. In November 2002, the Company terminated the remaining term of the Company's licensing agreement with The Winner's Edge Licensing Corp. in connection with the settlement of pending litigation.

        On March 30, 2001, the Company purchased from Universal Sealant, Ltd. all proprietary and other rights to manufacture, market, sell, and distribute a roofing sealant known as Universal Roof Shield(TM). See Exhibit 10(a) and 10(b) to this filing for the contractual details. In August 2001, the Company changed its name to Sealant Solutions, Inc. in an attempt to more accurately describe the Company's then current operations.

        On September 28, 2001, the Company entered into a distribution agreement with Lady Ole International Cosmetics Incorporation. Terms of the agreement provided that the Company would receive the exclusive distribution rights of cosmetics and health care products from Cosmotex Internacionales, S.A. DE C.V., a Mexico entity in exchange for 600,000 pre-split shares of the Companies common stock as well as $4,500. The distribution rights covered the United States, Canada, the Middle East, Far East and Puerto Rico. The agreement was for an initial term of two (2) years. In April 2002, the Company terminated the agreement.

INTRODUCTION TO CURRENT BUSINESS OPERATIONS

        The Company has the exclusive worldwide rights to manufacture, sell, and distribute a roofing sealant marketed under the product name Roof Shield(TM). The Company also entered into a Joint Venture Agreement with International Financial Group, Inc. d/b/a IFG Goldstar Cement Company to acquire the rights to certain royalty payments from the sale and distribution of foreign made cement in the United States.

ROOF SHIELD(TM)

        Product Description

        Roof Shield(TM) is one of the most advanced roof maintenance and repair technologies on the market today. Roof Shield(TM) AP502 is a roofing sealant paint that encompasses a special mix of fine crumb rubber from used tires. AP502 is engineered for application to corrugated/prefab metal shingles (composition, asphalt, asbestos and fiberglass), granulated rolled roofing, and torch-down systems. Roof Shield(TM) is a thick elastomeric coating comprised of plastic and rubber, that not only waterproofs, but also repairs and extends the life of old roofs while cosmetically imparting a renewed color. AP502 comes in 10 different colors. When properly applied and cured, AP502 creates a totally seamless membrane over an existing roof. After application, as it dries, it cross links chemically, and stretches with the roof to bond to the old surface which helps save and renew the old roof. This product can be easily applied with a roller or done by hand with a brush which makes it a popular choice for the do-it-yourselfer. Some of the advantages of the product are its ability to add years to the life of a roof, stops leaks, seal cracks, resistance to mold and mildew to stop damaging wind flutter, and is water based for quick drying easy clean up.

        Sales, Marketing and Distribution

        The Company anticipates minimal sales of it's Roof Shield(TM) product in 2003. Pursuant to the contract, Universal Sealant, Ltd. will be responsible for providing the sales, marketing, and distribution of Roof Shield(TM)and related products.

        Manufacturing and Production

        The Company has an agreement with Industrotech Sales, Ltd. for the manufacture of Roof Shield(TM).

        Competition

        The are several companies that manufacture and sell roofing sealant products. The Company will primarily compete with one (1) public company that manufactures and sells roofing sealant products, Urecoats (OTCBB: UREC).

IFG GOLDSTAR CEMENT COMPANY ROYALTY AGREEMENT

        In February 2002, the Company invested $250,000 in a cement company, IFG Goldstar Cement Company ("IFG"), which contracted to import cement made in the Ukraine and Thailand, and leased a distribution center in California. The $250,000 investment provided the Company with the right to receive a royalty of $.375 per metric ton of cement imported and delivered to the distribution center through the Port of Los Angeles and Long Beach. The term of the agreement is 17 years unless the cement company renews their California distribution center lease, then the entitlement to royalty payments will continue to track with the term of any lease renewals. IFG has delayed the importation of cement several times during the year for a variety of reasons. At year end December 31, 2002, the Company was prevented from independently verifying customer orders by the individual in control of IFG. Further background research with regard to the individual in control of IFG resulted in the discovery that this individual has an outstanding $750,000 judgment entered against him as the result of an action filed by the Securities and Exchange Commission ("SEC") concerning a separate matter, unrelated to IFG. Management has recorded a $250,000 impairment reserve against this investment due to IFG's general inability to culminate the importation of cement from the Ukraine or Thailand, and the discovery of IFG's principal having prior investment defalcation issues with the SEC. The Company is currently investigating the viability of recovery of such investment from IFG.

PATENTS, TRADEMARKS, ROYALTIES AND LICENSES

        The Company owns the patent, tradename, and related proprietary materials to Roof Shield(TM). The Company acquired an entitlement to receive royalty payments from International Financial Group, Inc. based upon the sale and distribution of imported cement. The license is for a term of seventeen (17) years plus certain renewals and options.

EMPLOYEES

        Presently, the Company has one (1) employee, Michael E. Fasci. The Company does not anticipate having additional employees during 2003 after which time the Company will evaluate employee needs based upon the Company's progress marketing and selling Roof Shield(TM) or other products.

ITEM 2. PROPERTIES

        The Company rents storage space for some of its equipment held in Nevada on a month to month basis. The Company operates from the offices of an officer and principal shareholder of the Company. The Company has recognized a $5,000 contribution of capital and the related general and administrative expense inclusive of $3,626 for rent pursuant to a month-to-month lease for the use of such office and other ancillary administrative expenses, during the year 2002.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2002, two (2) matters were submitted to securityholders for a vote. On December 26, 2002 (the "Record Date"), the Company effected a one-for-fifty (50) reverse stock split of the Company's Common Stock, pursuant to which each fifty (50) shares of the Company's Common Stock outstanding were exchanged into one (1) share of the Company's Common Stock. Trading in the Company's new shares commenced at the opening of business on December 26, 2002, under the new trading symbol of "SLTN". No fractional shares were issued and stockholders entitled to receive fractional shares because they held a number of shares not evenly divisible by fifty received, in lieu of such fractional shares, shares based on rounding up to the nearest whole share. The total number of shares of the Company's common stock issued and outstanding prior to the reverse split was 53,626,325 and the total number of shares of the Company's common stock that will be issued and outstanding after the reverse split is approximately 1,074,155. In connection with the reverse split, the Company maintained the par value of its common stock at $.01 par value per share. In conjunction with the reverse stock split, the Company increased the number of authorized shares from 1,200,000 to 20,000,000 shares.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock is currently traded on the OTC Bulletin Board under the symbol "SSLU". The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock on the Nasdaq SmallCap Market for the periods pto December 31, 2001, and the OTC Bulletin Board thereafter. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.

FISCAL PERIOD                            HIGH BID     LOW BID
-------------                            --------     -------

2001:
-----
First Quarter...........................   $ .12       $ .08
Second Quarter..........................     .05         .05
Third Quarter ..........................     .11         .09
Fourth Quarter..........................     .05         .04

2002:
-----
First Quarter...........................   $ .10       $ .02
Second Quarter..........................     .04         .01
Third Quarter ..........................     .04         .01
Fourth Quarter..........................    1.01         .01

2003:
-----
First Quarter
 (through March 24, 2003)...............   $2.25       $ .10

        The closing bid price for the Company's Common Stock on the OTC Bulletin Board on March 24, 2003 was $.12 per share.

        As of March 24, 2003, there were approximately 2,800 record holders of the Company's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, and therefore the Company was unable to determine the precise nof beneficial owners of Common Stock as of March 24, 2003.

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

GENERAL

        The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August, 1999 the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year exclusive right, to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September 2000, the Company stopped marketing the Winners Edge handicapping product due to insufficient income. In November 2002, the Company terminated the remaining term of the license agreement with The Winner's Edge Licensing Corp. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield(TM), which the Company intends to market worldwide. In July, 2001 the Company changed its name to Sealant Solutions, Inc. In September 2001, the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In April 2002, the Company terminated the agreement with Lady Ole. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.

2002 BUSINESS DISCUSSION

        The following is a review of some of the company's major business activities during the previous 12 months:

        The Winners Edge Handicapping Software

        In November 2002, the Company terminated the remaining term of the Company's licensing agreement with The Winner's Edge Licensing Corp. in connection with the settlement of pending litigation. The Company was unable to profitably implement its thoroughbred horseracing handicapping business plan, and the Company had ceased all horseracing related operations in or about September 2000.

        Universal Sealant, Ltd.

        In March, 2001, the Company acquired the assets of Universal

Sealant, Ltd. One of the terms of the acquisition was that Universal Sealant, Ltd. was to provide the sales and marketing effort for the sale of the "Roof Shield" product. The Company was to pay Universal Sealant, Ltd. for the acquisition out of the "net- profits" of the sale of the product over two years. To date, Universal Sealant has provided minimal sales and marketing effort in support of the sale of the Roof Shield(TM) product. This lack of effort prevented the Company from reaching its expected sales goals in 2002. In light of the minimal efforts of Universal Sealant, Ltd., the Company has expended its own monies to sell and market the Roof Shield(TM) product in an attempt to enhance shareholder value. As a result of the minimal sales and marketing efforts of Universal Sealant, Ltd., the Company anticipates taking title to all of the assets of Universal Sealant, Ltd. in March 2003, without additional payment being made to Universal Sealant, Ltd. At this time, the Company is expending minimal efforts to sell the Roof Shield(TM) product.

        Lady Ole Cosmetics

        In September, 2001, through the efforts of Weistana Properties, the Company announced the acquisition of the rights to the Lady Ole line of cosmetic products. The company acquired the rights for 600,000 shares of restricted stock and $4,500 in cash. Over the next 4 months, the Company sold the cosmetics products via a kiosk at the Miami Bayside River Walk facility. Sales of the product did not meet projections and the kiosk was closed in mid- January 2002. In April 2002, the Company reached an agreement with the sellers of the Lady Ole rights whereby the sellers would return the 600,000 shares of stock to the Company and relieve the Company of certain debts in exchange for the return of the sales rights and $12,000 in cash.

        IFG Goldstar Cement Company

        In February 2002, the Company invested $250,000 in a cement company, IFG Goldstar Cement Company ("IFG"), which contracted to import cement made in the Ukraine and Thailand, and leased a distribution center in California. The $250,000 investment provided the Company with the right to receive a royalty of $.375 per metric ton of cement imported and delivered to the distribution center through the Port of Los Angeles and Long Beach. The term of the agreement is 17 years unless the cement company renews their California distribution center lease, then the entitlement to royalty payments will continue to track with the term of any lease renewals. IFG has delayed the importation of cement several times during the year for a variety of reasons. At year end December 31, 2002, the Company was prevented from independently verifying customer orders by the individual in control of IFG. Further background research with regard to the individual in control of IFG resulted in the discovery that this individual has an outstanding $750,000 judgment entered against him as the result of an action filed by the Securities and Exchange Commission ("SEC") concerning a separate matter, unrelated to IFG. Management has recorded a

$250,000 impairment reserve against this investment due to IFG's general inability to culminate the importation of cement from the Ukraine or Thailand, and the discovery of IFG's principal having prior investment defalcation issues with the SEC. The Company is currently investigating the recovery of such investment from IFG. At this time, the viability of the Company receiving royalty payments is suspect.

FINANCIAL CONDITION

At December 31, 2002, the Company had total assets of $5,799 compared to total assets of $60,397 at December 31, 2001; total liabilities of $96,305, as compared to total liabilities of $97,508 at December 31, 2001; and a deficiency of assets of $90,507, as compared to a deficiency of assets of $37,311 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company's cash totaled $2,338 as compared to $1,706 at December 31, 2001, an increase of $632. Net cash used in operations was $626,193 compared to $122,483 used by operations in 2001. The increase in cash used is primarily due to losses incurred in operations as well as a one-time impairment loss of $250,000 required by our accountants. At the current time, the Company has no significant source of revenues and is dependent on contributions by its officers as well as private placements of its securities to accredited investors to generate the required cash flows to continue operations. The Company's current cash requirements exceed its income and no assurance can be made that it will remain a going concern.

RESULTS OF OPERATIONS

        Revenues - Sales for the fiscal year ended December 31, 2002, were $3,646 compared to sales of $20,590 in fiscal year ended December 31, 2001. The reduction in sales is primarily due to a reduction in the sale of the Roof Shield(TM) product.

        Net Operating Loss - The net operating loss for the fiscal year ended December 31, 2002 was $424,822 compared to a net loss of $217,275 for the fiscal year ended December 31, 2001. The increase in the net operating loss is primarily due to a one-time $250,000 impairment loss required by our accountants.

        Depreciation and Amortization - Depreciation for the fiscal year ended December 31, 2002 was $608 as compared to $7,190 in fiscal year ended December 31, 2001.

        Selling, General and Administrative Expenses - Selling, general and administrative expenses were $419,036 for the fiscal year ended December 31, 2002, as compared to $258,552 for fiscal year ended December 31, 2001. The increase in the selling, general and administrative expenses is primarily due to a one-time $250,000 impairment loss required by our accountants.

ITEM 7. FINANCIAL STATEMENTS

        Financial information pursuant to this Item appear elsewhere in this Report. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

        The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2002.

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

        The directors and executive officers of the Company as of the date of this report are as follows:

NAME                           AGE      POSITION
----                           ---      --------

Michael E. Fasci               44       Chief Executive Officer,
                                        Chief Financial Officer
                                        and Director (Chairman)

Edward W. Fasci, Jr.           64       Director

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

        Edward W. Fasci, Jr. joined the Company in September, 2001 as a Director. Mr. Fasci has served as Chief Executive Officer, President, Vice-president and Director for various companies in the electronics, computer, and international consulting industries. As Director of Operation for AMARTECH, Ltd., Mr. Fasci was responsible for growing the company into the largest Meteorological and Environmental contractor in the Kingdom of Saudi Arabia. As CEO and President of Technology World, Inc., Mr. Fasci was responsible for several large government contracts with the U.S. Navy, Royal Saudi Air Force, and the Government of Malaysia. Mr. Fasci has more than 30 years experience in consulting and contracting with both government and private industry.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting P) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 1991 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth summary compensation information with respect to compensation paid by the company to the Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2002.

                                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                         Long Term Compensation
                        ----------------------------------    -------------------------------------------------
                                                                      Awards                     Payments
                                                              ------------------------    ---------------------
                                                              Restricted  Securities
Name of Individual                            Other Annual    Stock       Underlying/     LTIP     All Other
and Principal Position  Year  Salary   Bonus  Compensation    Award(s)    Options/SARs    Payouts  Compensation
----------------------  ----  -------  -----  ------------    ----------  ------------    -------  ------------
Michael E. Fasci        2002  $37,500    $0        $0          $12,500         $0           $0         $0
CEO & CFO
----------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 24, 2003, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                                    Shares
Name and Address                    Beneficially       Percent of
of Beneficial Owner                 Owned (1)          Class
-------------------                 ------------       ---------

Michael E. Fasci                      560,830(2)         52.2%
P.O. Box 500
E. Taunton, MA 02718

Edward W. Fasci Jr.                     4,100             0.4%
105 Saranac Drive
Nashua, NH

All Directors and Executive           564,930             52.6%
Officers as a Group (3 Persons)
------------------------------

(1)     Post-split shares

(2) Includes 50,000 post-split common shares owned by Guest Travel, Inc., a private corporation owned by Mr. Fasci.

        As of March 24, 2003, there were 1,074,155 post-split shares of the registrant's Common Stock issued and outstanding.

EMPLOYMENT AGREEMENTS

        The Company executed an Employment Agreement with Michael E. Fasci which commenced September 9, 2001. The Employment Agreement provided that Mr. Fasci receive a base salary of $50,000 and yearly bonuses up to ten percent (10%) of his base salary, if the Company's gross sales exceeded $1,000,000.00. Mr. Fasci is also entitled to received stock and options as follows: (i) option for 150,000 pre-split shares of the Company's common stock @ $.20 per share if exercised on or before March 10, 2002; (ii) 150,000 p split shares of the Company's common stock after September 9, 2002; and (iii) one (1) share of the Company's common stock for every $2.00 of revenue generated from September 9, 2001 through September 9, 2002 not to exceed an aggregate issuance of 750,000 pre-split shares. In the event of termination by the Company, without cause, Mr. Fasci would be entitled to receive the balance remaining through termination. During the term of his employment and for a period of twenty-four (24) months after he receives his last compensation under the Employment Agreement, Mr. Fasci cannot directly or indirectly compete with the Company. Mr. Fasci's Employment Agreement expired on September 8, 2002, and he is presently employed by the Company without an employment agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In January 2001, the Company issued 1,381,500 pre-split shares of common stock to the sole officer of the Company in exchange for the cancellation of $13,815 of indebtedness.

        In April 2001, the Company issued 354,548 pre-split shares of common stock at $.05 per share to the sole officer of the Company in exchange for $4,284 of indebtedness and $16,250 of services rendered to the Company. Also, the Company issued 222,977 pre-split shares to its six creditors in cancellation of debt. In May 2001, the Company issued another 10,366 pre-split shares for legal services. There was 2,625,000 pre-split shares at $.04 per share issued pursuant to a placement memorandum for $105,000.

        In September 2001, Cary Parrish, Harry W. Brooks, Ramiz Chamlati, and Edward W. Fasci, Jr. were appointed to the Company's Board of Directors.

        In September 2001, the Company issued 400,000 pre-split shares of common stock at $.10 per share to the Company's board of directors.

        In October 2001, Harry W. Brooks resigned from the Board of Directors without disagreement.

        In January 2002, Ramiz Chamlati resigned from the Board of Director without disagreement.

        In January 2002, the Company issued 4,360,467 pre-split restricted shares of common stock to the sole officer of the Company in exchange for the cancellation of $87,209 of indebtedness.

        In February 2002, the Company sold 12,500,000 pre-split shares of its restricted common stock at $.02 per share to an accredited investor pursuant to a private placement which shares were subsequently purchased by the sole officer of the Company.

        In April 2002, the Company issued 50,000 pre-split restricted shares of common stock to a non-affiliate in consideration of a full release of all claims against the Company in connection with the Lady Ole cosmetics business.

        In August 2002, Cary Parrish resigned as President and a Director of the Company without disagreement.

        In November 2002, the Company issued 750,000 pre-split restricted shares of common stock to two (2) non-affiliates in full settlement of pending litigation.

        In December 2002, the Company effectuated a 1-for-50 reverse stock split of the Company's common stock. In connection with the reverse split, the Company increased its authorized shares to 20,000,000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following Exhibits are filed as part of this report

          3.1         Certificate of Incorporation(1)

          3.2         By-laws(1)

          3.3         Certificates of Amendment to Certificate of
                      Incorporation(2)

          3.4         First Amended Plan of Reorganization(2)

          3.5         Order Confirming Debtor's First Amended Plan of
                      Reorganization(2)

        10(a) Agreement for Sale and Purchase of Certain Assets of Universal Sealant, Ltd.(3)

          (b) First Modification to Agreement for Sale and Purchase of Certain Assets of Universal Sealant, Ltd.(3)

          (c)         vanAar, Inc. Management Consulting Agreement(2)

          (d)         Licensing and Marketing Agreement(2)

          (e)         First Modification to Licensing and Marketing Agreement(2)

          (f)         Michael E. Fasci Employment Agreement(4)

          (g)         First Modification to Michael E. Fasci Employment
                      Agreement(4)

         99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------
          (1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No: 33-13609-A) and incorporated herein by reference.

          (2) Filed as an exhibit to the Company's Annual Reports on Form 10-KSB for the period ended December 31, 1999 (File No. 0-22954) and incorporated herein by reference.

          (3) Filed as an exhibit to the Company's Annual Reports on Form 10-KSB for the period ended December 31, 2000 (File No. 0-22954) and incorporated herein by reference.

          (4) Filed as an exhibit to the Company's Amended Annual Reports on Form 10-KSB/A for the period ended December 31, 2001 (File No. 0-22954) and incorporated herein by reference.

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SEALANT SOLUTIONS, INC.


Dated: March 31, 2003                   By: /s/Michael E. Fasci
                                            ------------------------------
                                            Michael E. Fasci, Chairman and
                                            Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                     Capacity                        Date
---------                     --------                        ----

/s/Michael E. Fasci           Chairman, Chief Executive       March 31, 2003
-------------------           Officer and Director
Michael E. Fasci


/s/Edward W. Fasci, Jr.       Director                        March 31, 2003
----------------------
Edward W. Fasci, Jr.

                                 CERTIFICATIONS

        I, Michael E. Fasci, Chief Executive Officer and Chief Financial Officer of Sealant Solutions, Inc., hereby certify that:

1.      I have reviewed this Annual Report on Form 10-KSB of Sealant Solutions,
        Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and I have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date w90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

        (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003                   By: /s/Michael E. Fasci
                                            ----------------------------------
                                            Michael E. Fasci, Chief Executive
                                            Officer and Chief Financial Officer

                             SEALANT SOLUTIONS, INC.

          FINANCIAL STATEMENTS FOR THE PERIOD ENDING DECEMBER 31, 2002

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

STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . F-6

                          INDEPENDENT AUDITOR'S REPORT



Shareholders and Directors
Sealant Solutions, Inc.

      We have audited the accompanying balance sheet of Sealant Solutions, Inc. (a development stage enterprise), as of December 31, 2002, and the related statements of operations, deficiency in assets, and cash flows for the period July 8, 1998 (inception) to December 31, 2002 and for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and cash flows for the period July 8, 1998 (inception) to December 31, 2002 and each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $424,822 and $217,275 for the years ended December 31, 2002 and 2001, respectively, and has minimal working capital as of December 31, 2002. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/ Radin, Glass & Co., LLP
                                            Certified Public Accountants

New York, New York
March 14, 2003

                             SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                                    December 31,
                                                                        2002
                                                                    ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...................................  $     2,338
     Prepaid Expenses ............................................        2,576
                                                                    -----------
                                  TOTAL CURRENT ASSETS ...........        4,914

EQUIPMENT, net of accumulated depreciation of $41,381 ............          885

SECURITY DEPOSITS ................................................            -

INVESTMENT IN CEMENT COMPANY .....................................            -

                                                                    -----------
                                                                    $     5,799
                                                                    ===========

                      LIABILITIES AND DEFICEINCY IN ASSETS

CURRENT LIABILITIES:
     Account payable and accrued liabilities .....................  $    24,089
     Due to related parties ......................................       72,217
                                                                    -----------
                                  TOTAL CURRENT LIABILITIES ......       96,305

DEFICEINCY IN ASSETS
     Common shares, $.01 par value, 20,000,000 shares
          authorized, 1,074,155 issued and outstanding ...........       10,742
     Additional paid in capital ..................................    1,301,327
     Accumulated deficit .........................................   (1,402,576)

                                                                    -----------
                                  TOTAL DEFICIENCY IN ASSETS .....      (90,507)
                                                                    -----------
                                                                    $     5,799
                                                                    ===========

                 See accompanying notes to financial statements

                             SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                 For the Period
                                                                  July 8, 1998
                                        Year ended December 31,  (inception) to
                                         ---------------------    December 31,
                                            2002        2001          2002
                                         ---------   ---------   --------------

SALES .................................  $   3,646   $  20,590   $    54,484

EXPENSES:
     Selling general and administrative    133,237     174,728       880,338
     Write-down of equipment ..........          -           -        95,000
     Equity based compensation ........      3,000      56,250       165,500
     Loss on investment in franchise ..     29,799           -        29,799
     Loss on impairment of investment .    250,000           -       250,000
     Advertising ......................      3,000      27,574        47,680
                                         ---------   ---------   -----------
                     TOTAL EXPENSES ...    419,036     258,552     1,468,317

OTHER INCOME & EXPENSE
     Interest income ..................          9         532           541
     Other income .....................        785      20,156        20,942
     Loss on Securities ...............    (10,226)          -       (10,226)
                                         ---------   ---------   -----------
                   TOTAL OTHER INCOME .     (9,432)     20,688        11,257

NET LOSS ..............................  $(424,822)  $(217,275)  $(1,402,576)
                                         =========   =========   ===========

NET LOSS PER SHARE: ...................  $   (0.46)  $   (0.34)
                                         =========   =========

Number of shares used in computation ..    920,022     646,467
                                         =========   =========

                See accompanying notes to financial statements.

                                                   SEALANT SOLUTIONS, INC.
                                              (A Development Stage Enterprise)
                                             STATEMENTS OF DEFICIENCY IN ASSETS


                                                  Common Stock       Additional                      Other
                                              --------------------     Paid-in     Accumulated   Comprehensive
                                               Shares      Amount      Capital       Deficit        Income *       Total
                                              ---------   --------   -----------   -----------   -------------   ---------
BALANCE AT JULY 8, 1998 - Inception .......     265,059   $  2,651   $   129,879   $  (402,045)     $     -      $(269,515)

NET LOSS ..................................           -          -             -       (55,798)           -        (55,798)

                                              ---------   --------   -----------   -----------      -------      ---------
BALANCE AT DECEMBER 31, 1998 ..............     265,059   $  2,651   $   129,879   $  (457,843)     $     -      $(325,313)

  Common stock issued to creditors pursuant
    to the bankruptcy in exchange for debt       45,222        452        82,227       400,369            -        483,048
  Common shares issued for litigation
    settlement ............................       1,000         10        11,590             -            -         11,600
  Common stock issued for services pre-
    reverse merger ........................      14,000        140        34,860             -            -         35,000
  Common shares issued for reverse merger .     198,337      1,983        (1,983)            -            -              0
  Common shares issued for services post
    reverse merger ........................      14,500        145        36,105             -            -         36,250
  Common stock sold .......................       1,000         10         9,990             -            -         10,000
  Net loss ................................           -          -             -      (425,707)           -       (425,707)

                                              ---------   --------   -----------   -----------      -------      ---------
BALANCE AT DECEMBER 31, 1999 ..............     539,119   $  5,391   $   302,668   $  (483,181)     $     -      $(175,122)

  Stock issued for services ...............      15,500        155        69,845             -            -         70,000
  Contribution of capital .................           -          -         5,000             -            -          5,000
  Debt converted to equity ................      15,565        156        65,997             -            -         66,153
  Net loss ................................           -          -             -      (277,300)           -       (277,300)

                                              ---------   --------   -----------   -----------      -------      ---------
BALANCE AT DECEMBER 31, 2000 ..............     570,184   $  5,702   $   443,510   $  (760,481)     $     -      $(311,269)

  Stock issued for debt ...................      34,538        345       244,731             -            -        245,076
  Stock issued for services ...............      15,850        159        87,958             -            -         88,117
  Stock issued for acquisition of
    intangible assets .....................      12,000        120        29,880             -            -         30,000
  Sale of common stock ....................      52,500        525       104,475             -            -        105,000
  Private placement memorandum equity
    proceeds ..............................       1,000         10        14,990             -            -         15,000
  Unrealized gain on marketable securities
    available for sale ....................           -          -             -             -        8,240          8,240

  Net loss ................................           -          -             -      (217,273)           -       (217,273)

                                              ---------   --------   -----------   -----------      -------      ---------
BALANCE AT DECEMBER 31, 2001 ..............     686,072   $  6,861   $   925,544   $  (977,754)     $ 8,240      $ (37,109)

  Stock issued for debt ...................     130,455      1,305       112,360             -            -        113,665
  Stock issued for services and settlement       18,000        180        21,820             -            -         22,000
  Sale of common stock ....................     250,000      2,500       247,500             -            -        250,000
  Cancelled Stock .........................     (12,000)      (120)       (5,880)            -            -         (6,000)
  Fractional share adjustment 50/1 reverse
    stock split ...........................       1,628         16           (16)            -            -              -
  Unrealized (loss) on marketable
    securities available for sale .........           -          -             -             -       (8,240)        (8,240)
  Net loss ................................           -          -             -      (424,822)           -       (424,822)

                                              ---------   --------   -----------   -----------      -------      ---------
BALANCE AT DECEMBER 31, 2002 ..............   1,074,155   $ 10,742   $ 1,301,328   $(1,402,576)     $     -      $ (90,507)
                                              =========   ========   ===========   ===========      =======      =========

                                      See accompanying notes to financial statements.

                                                            F-4

                                            SEALANT SOLUTIONS, INC.
                                       (A Development Stage Enterprise)
                                            STATEMENT OF CASH FLOWS

                                                                                                   Period
                                                                                                 July 8, 1998
                                                                                                 (Inception)
                                                                   Year ended December 31,           TO
                                                                 ---------------------------     December 31,
                                                                    2002            2001            2002
                                                                 -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss ..............................................    $  (424,822)    $  (217,275)    $(1,400,902)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
             Depreciation and amortization ..................            608           7,190          40,987
             Write-down of equipment ........................              -               -          95,000
             Loss on impaired royalty agreement .............       (250,000)              -        (250,000)
             Loss on investment in franchise ................         29,799               -          29,799
             Stock based on compensation ....................         22,000          88,116         221,366
      Changes in assets and liabilities:
             Security deposits & prepaid expenses ...........         (2,576)           (899)         (3,475)
             Accounts payable and accrued liabilities .......         (2,428)        (50,063)         24,089
             Due to related parties .........................          1,226          50,448         301,103
                                                                 -----------     -----------     -----------

      Net cash used in operating activites ..................       (626,193)       (122,483)       (692,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of royalty agreement .........................        250,000               -         250,000
      Investment in marketable securities ...................         13,160         (13,160)              -
      Intangible assets purchase ............................              -          (4,500)         (4,500)
      Equipment purchases ...................................              -               -        (137,271)
                                                                 -----------     -----------     -----------

      Net cash used in investing activies ...................        263,160         (17,660)        108,229

CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt converted to equity ..............................              -          16,191          82,344
      Sale of common stock ..................................        363,665         120,000         753,798
                                                                 -----------     -----------     -----------

      Net cash provided by financing activies ...............        363,665         136,191         836,142

NET (DECREASE) INCREASE IN CASH .............................            632          (3,952)          2,338
                                                                 -----------     -----------     -----------

CASH AT BEGINNING OF THE PERIOD .............................          1,706           5,658               -
                                                                 -----------     -----------     -----------

CASH AT THE END OF THE PERIOD ...............................    $     2,338     $     1,706     $     2,338
                                                                 ===========     ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
      Interest ..............................................    $         -     $         -     $         -
                                                                 ===========     ===========     ===========
      Taxes .................................................    $         -     $         -     $         -
                                                                 ===========     ===========     ===========

NON -CASH FINANCING ACTIVITIES:
      Common stock issued for debt ..........................    $   113,665     $   245,076     $   358,741
                                                                 ===========     ===========     ===========
      Common stock issued for services ......................    $    22,000     $    88,116     $   180,116
                                                                 ===========     ===========     ===========
      Common stock issued for acquistion of intangible assets    $         -     $    30,000     $    30,000
                                                                 ===========     ===========     ===========

                               See accompanying notes to financial statements.

                                                     F-5

                             SEALANT SOLUTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BUSINESS

         Sealant Solutions, Inc. ("the Company"), has been the incubator of several start-up enterprises all of which have been unsuccessful. During the last few years, the Company has attempted to provide computerized handicapping to thoroughbred horse racing patrons, distribute roofing sealant on a wholesale basis and engage in the retail sale of a cosmetics line of products. In 2002, the Company invested $250,000 to acquire certain royalty payments from the sale and distribution of foreign made cement in the United States of America. See notes on recapitalization and reorganization of Company.

NOTE 2. SUMMARY OF SIGNIFICANT OF ACCOUNTING POLICIES

RECAPITALIZATION

On August 11, 1999, the Company acquired WELC and issued 265,059 shares or 50.1% for all of the assets, liabilities and contracts except for the handicapping software, which were licensed to the Company by the shareholders of WELC. The Company had no significant operations for three years prior to August 11, 1999, while being operated as UC'NWIN. (See note Reorganization of Company). Accordingly, the transaction has been accounted for as a reverse acquisition by WELC. The capital structure of WELC has been recapitalized to account for the equity structure subsequent to the acquisition, as if WELC had been the issuer of the common stock for all periods presented.

GOING CONCERN

Due to the start up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. In addition, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the recapitalization of the Company, the Company has suffered cumulative recurring losses amounting to approximately $642,097 for the recent two years ended December 31, 2002. The Company intends to raise additional financing through debt or equity financing in the near future to enable the Company to continue operations for at least one year. If they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

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

EQUIPMENT

Equipment is stated at cost and is depreciated on a straight-line basis using estimated lives, which range from three to seven years.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews the carrying value of the long-lived assets to determine if facts and circumstances exist, which would suggest that the intangible assets may be impaired or that the depreciation period needs to be modified. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the long-lived asset to their fair value. Based on the Company's review as of December 31, 2002, there is no impairment of long-lived assets.

ESTIMATES

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Earnings per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all dilative potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

REVERSE STOCK SPLIT

On August 11, 1999, the Company declared a four-for-one reverse stock split. All common share data and per share data have been retroactively adjusted to reflect such reverse stock split. On December 23, 2002, the Company declared a one-for-fifty reverse stock split. All new shares commenced trading under the new trading symbol of "SLTN" effective December 26, 2002. No fractional shares were issued. All common share data and per share data have been retroactively adjusted to reflect such reverse stock split.

NOTE 3. EQUIPMENT

Equipment consists of the following at December 31, 2002:

                      Kiosks .................  $  9,642
                      Computer equipment .....    20,715
                      Software ...............     5,300
                      Furniture & fixtures ...     6,609
                                                --------
                                                  42,266
                      Accumulated depreciation   (41,381)
                                                --------
                                                $    885

Depreciation expense for the year ended December 31, 2002 and 2001 was $2,732 and $5,465 respectively.

NOTE 4. INTANGIBLE ASSET

On September 28, 2001, the Company entered into a distribution agreement with Lady Ole International Cosmetics Incorporation. Per the terms of the agreement, the Company would receive exclusive distribution rights of cosmetics and health care products from Cosmotex Internacionales, S.A. DE C.V. in exchange for 12,000 shares of the Companies common stock valued at $30,000, see note 8(h), as well as $4,500 in cash. The distribution rights covered the United States of America, Canada, the Middle East, Far East and Puerto Rico. The agreement provided an initial term of 2 years, which could be extended in writing by mutual agreement of the parties for an additional 3 years. In April 2002, the Company terminated the agreement and wrote off the remaining net investments with this cosmetics company. Such write off is recorded as a separate line in the statement of operations for the year ended December 31, 2002.

NOTE 5. INVESTMENT FOR ROYALTY AGREEMENT

In February 2002, the Company invested $250,000 in a cement company, IFG Goldstar Cement Company ("IFG"), which contracted to import cement made in the Ukraine and Thailand, and leased a distribution center in California. The $250,000 investment provided the Company with the right to receive a royalty of $.375 per metric ton of cement imported and delivered to the distribution center through the Port of Los Angeles and Long Beach. The term of the agreement is 17 years unless the cement company renews their lease in with California distribution center lease, then the entitlement to royalty payments will continue to track with the term of any lease renewals. IFG has delayed the importation of cement several times during the year for a variety of reasons. At year end December 31, 2002, the Company was prevented from independently verifying customer orders by the individual in control of IFG. Recent independent correspondence with the Ukraine cement company noted IFG has had made no meaningful progress toward importing cement from them in the last twelve months, in fact the Ukraine cement company is contemplating terminating such agreement from September 2001. Further background research with regard to the individual in control of IFG, resulted in discovering this individual has an outstanding $750,000 judgment entered against him by the Securities and Exchange Commission "SEC" for a separate matter, unrelated to IFG. Management has recorded a $250,000 impairment reserve against this investment, due to IFG's general inability to culminate the importation of cement from the Ukraine or Thailand, and the discovery of IFG's principal having prior investment defalcation issues with the SEC. The Company is currently exploring the recoverability of such investment and any recourse, if possible.

NOTE 6. PETITION FOR RELIEF UNDER CHAPTER 11 AND BASIS OF PRESENTATION

Reorganization and Basis of Presentation - On April 29, 1999, the Company filed a petition for relief with the United States Bankruptcy Court, Southern District of Florida, under the provisions of Chapter 11 of the Bankruptcy Code. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", UC'NWIN had adopted "fresh-start reporting", but due to the reverse acquisition by the Company such financial data is not applicable and has not been presented. The carrying value of the liabilities were reduced as a result of the adoption of fresh start reporting and the balance of the deficit was offset against paid in capital, to the extent available.

Pursuant to the terms of the Company's bankruptcy Plan of Reorganization, all shareholders with an aggregate of 50,000 shares or more of common stock had to file with the Clerk of the Bankruptcy Court a proof of interest in such common shares otherwise such common shares would be extinguished. Common shareholders with less than 50,000 shares of common stock were not required to provide such proof. There were 5,800,000 of such shares cancelled due to the lack of adequate proof of interest.

NOTE 7. LICENSE AGREEMENT

Pursuant to the terms of the license agreement WELC was issued 265,059 shares of common stock or 50.1% of the Company to transfer all of the assets and contracts of WELC and enter into a license agreement with WELC for the exclusive and non-transferable right to use the handicapping thoroughbred horse racing software in the United States. The license agreement also required the payment of royalties in the amount of 15% of the gross revenues generated from the licensed software. In December 1999 the Company increased the license to ten years with an option to renew the license for another ten years and the royalty was reduced to 0% by the former shareholders of WELC for the assumption of $148,752 of liabilities. This license agreement was terminated in 2002 and 15,000 shares of common stock were issued in 2002 to settle a complaint initiated by the former shareholders of WELC.

NOTE 8. EQUITY TRANSACTIONS

a. Pursuant to the terms of the bankruptcy the Company implemented a one-for-four reverse stock split. In December 2002, the Company effectuated a one-for-fifty shares reverse stock split. All common stock disclosure has been retroactively adjusted to reflect such stock split.

b. The Company issued 14,000 shares of common stock for legal services to be rendered for the year 2000. The legal services have been valued at $70,000 expensed. Also included in the shares issued is a 1,500 share reduction due to a reclassification error from 1999.

c. In August 2000, the Company issued 15,565 shares of common stock for conversion of $66,153 of indebtedness owed to an officer and shareholder of the Company for advances to the Company in the past year.

d. A $5,000 contribution to capital for general and administrative expenses incurred by an officer and principal shareholder has been recorded for calendar 2000.

e. In January 2001, the Company issued 27,630 shares of common stock to the sole officer of the Company in exchange for $13,815 of indebtedness.

f. In April 2001, the Company issued 7,091 shares of common stock to the sole officer of the Company in exchange for $4,284 of indebtedness and $16,250 of services. Also, the Company issued 4,460 to its six creditors in cancellation of debt. In May 2001, the Company issued another 207 shares for legal services. There were 52,500 shares issued pursuant to a private placement memorandum for $105,000.

g. In September and October 2001, the Company issued 8,000 shares of common stock valued at $40,000 to the Company's board of directors, and 3,000 shares for services rendered valued at $25,500.

h. In September 2001, the Company issued 12,000 restricted shares of common stock at 50% of fair market value or $30,000 to purchase the distribution rights of an unrelated entity. The acquisition was recorded using the purchase method and the distribution rights were being amortized over 60 months. These acquisition costs of this investment were written-off in 2002.

i. In November 2001, the Company issued 1,000 shares of common stock pursuant to a private placement.

j. In January 2002, the Company issued 7,000 shares of common stock valued at $7,000 for services rendered.

k. The Company issued 250,000 shares of common stock pursuant to a private placement. The Company issued 87,209 shares of common stock to the sole officer of the Company in exchange for $87,260 of indebtedness.

l. In May 2002, the Company returned and canceled 12,000 shares of common stock at $6,000 for indebtedness.

m. In December 2002, the company issued 43,245 shares of common stock to the sole officer of the Company in exchange for $26,405 of indebtedness. The Company issued 15,000 shares of common stock at recorded at $15,000 for a legal settlement.

NOTE 9. INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.

The net operating loss carryforwards are subject to limitation in any given year in the event of certain events, including significant changes in ownership. The Company has not given recognition to these tax benefits in the accompanying financial statement. At December 31, 2002, the Company had available net operating loss carryforwards for tax purposes of approximately $12,500,000 mostly expiring through 2010 with some smaller net operating loss carryforwards expiring through 2022. Substantially all of the carryforwards are subject to limitations on annual utilization because upon completion of the reverse merger there was an "equity structure shift" involving 5% stockholder (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of the Company as of the date of the ownership change multiplied by the applicable Federal Long- Term Tax- Exempt Bond Rate. In August 1999, the Company triggered a Section 382 net operating loss limitation on the cumulative net operating loss carryforwards of approximately $12,000,000. Utilization of such net operating losses is limited to approximately $500,000 per annum. The net operating loss carryforwards result in an estimated $4,200,000 deferred tax asset against which the Company has taken a valuation reserve for the same amount due to the lack of assured taxable income.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                             December 31,
                                                       -----------------------
                                                          2002          2001
                                                          ----          ----
        Tax benefit computed at statutory rate         $(54,000)     $(74,000)
        Losses for which no tax benefit realized         54,000        74,000
                                                       --------      --------
                                                       $   -0-       $   -0-
                                                       ========      ========

NOTE 10. RELATED-PARTY TRANSACTIONS

The Company rents office space from a related party on a month-to-month basis.

The Chariman advanced, as well as accrued, salary on a pro-rata basis of $50,000 per annum commencing September 2001, such monies due totaled $72,217. Such payable is non-interest bearing and is due on demand.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company also rents office space from a related party on a month-to-month basis. Rent expense for the years ended December 31, 2002 and 2001 was $3,626 and $20,715, respectively.

In September 2001, the Company entered into an employment agreement, as amended, with its CEO for a term of one year. The employment agreement includes annual compensation at $50,000, plus 150,000 shares of common stock on the anniversary of the employment agreement. The CEO has waived his right to receive the common stock due for 2002. The employment agreement provides for a bonus should sales exceed pre-determined sales levels, as well as vacation and severance pay clauses. The bonus criterion was not met for a bonus to be distributed for 2002.

NOTE 12. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

In the fourth quarter of 2002, the Company recorded a $250,000 impairment reserve on its investment in a royalty agreement during the year. See note 5 above for further discussions.
                                      F-12