Form 10QSB
period 2003-03-31
SEALANT SOLUTIONS INC
filed 2003-04-22
CIK 894049

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ---- to ----

                         Commission File number 0-22954

                             SEALANT SOLUTIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                               65-0952186
        -------------------------------              -------------------
        (State of other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

                 29 ABBEY LANE, MIDDLEBORO, MASSACHUSETTS 02346
                 ----------------------------------------------
              (Address of principal executive office and zip code)

                                 (508) 880-6969
                                 --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On March 31, 2003, there were 1,074,155 shares of the Registrant's Common Stock, par value $.01 per share, issued and outstanding.

                             SEALANT SOLUTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements.......................................3

                   Balance Sheet -
                   March 31, 2003 (Unaudited) and December 31, 2002...........3

                   Statement of Operations -
                   Three months ended March 31, 2003 and 2002 (Unaudited)
                   and July 8, 1998 to March 31, 2003.........................4

                   Statement of Deficiency in Assets -
                   Three months ended March 31, 2003..........................5

                   Statement of Cash Flows -
                   Three months ended March 31, 2003 and 2002 (Unaudited).....6

                   Notes to Financial Statements..............................7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition or Plan of Operation...................8

         Item 3.   Controls and Procedures...................................10


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.........................................11

         Item 2.   Changes in Securities.....................................11

         Item 3.   Defaults Upon Senior Securities...........................11

         Item 4.   Submission of Matters to a Vote of Security-Holders.......11

         Item 5.   Other Information.........................................11

         Item 6.   Exhibits and Reports on Form 8-K..........................11


SIGNATURES...................................................................12

CERTIFICATIONS...............................................................13

                             SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                      March 31,     December 31,
                                                        2003            2002
                                                     -----------    -----------
                                                     (unaudited)     (audited)

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ..................   $     1,446    $     2,338
      Prepaid Expenses ...........................             -          2,576
                                                     -----------    -----------
                         TOTAL CURRENT ASSETS ....         1,446          4,914

EQUIPMENT, net ...................................           555            885

OTHER ASSETS
      Intangible asset, net ......................             -              -
      Security deposits ..........................             -              -
                                                     -----------    -----------
                           TOTAL OTHER ASSETS ....             -              -
                                                     -----------    -----------
                                                     $     2,001    $     5,799
                                                     ===========    ===========

                      LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
      Account payable and accrued liabilities ....   $    11,307    $    24,089
      Due to related parties .....................       110,893         72,217
                                                     -----------    -----------
                    TOTAL CURRENT LIABILITIES ....       122,199         96,306

DEFICIENCY IN ASSETS:
      Common stock, $.01 par value,
        20,000,000 shares authorized,
        1,074,155 issued and outstanding .........        10,742         10,742
      Additional paid in capital .................     1,301,327      1,301,327
      Accumulated deficit ........................    (1,432,266)    (1,402,576)
                                                     -----------    -----------
                   TOTAL DEFICIENCY IN ASSETS ....      (120,198)       (90,507)
                                                     -----------    -----------
                                                     $     2,001    $     5,799
                                                     ===========    ===========

                See accompanying notes to financial statements.

                             SEALANT SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                      For the
                                                                      Period
                                        Three Months  Three Months  July 8, 1998
                                           Ended         Ended      (inception)
                                         March 31,     March 31,    to March 31,
                                            2003          2002          2003
                                        -----------   -----------   -----------

SALES ................................  $         -   $     3,646   $    54,484
                                        -----------   -----------   -----------

EXPENSES:
  Selling general and administrative .       29,690        59,076       910,028
  Write-down of equipment ............            -             -        95,000
  Stock-based compensation ...........            -             -       165,500
  Loss on Investment in franchise ....            -        21,000        29,799
  Loss on impairment of investment ...            -             -       250,000
  Advertising ........................            -             -        47,680
                                        -----------   -----------   -----------
                      TOTAL EXPENSES .       29,690        80,076     1,498,007

OTHER INCOME/(EXPENSE)
  Interest Income ....................            -             -           541
  Other Income - Legal Opinions ......            -             -        20,942
  Loss on Securities .................            -             -       (10,226)
                                        -----------   -----------   -----------
                                                  -             -        11,257
                                        -----------   -----------   -----------

NET LOSS BEFORE INCOME TAXES .........      (29,690)  $   (76,430)  $(1,432,266)
                                        -----------   -----------   -----------

  Income taxes .......................            -             -             -

NET LOSS .............................  $   (29,690)      (76,430)   (1,432,266)
                                        ===========   ===========   ===========

NET LOSS PER SHARE: ..................  $     (0.03)  $     (0.11)
                                        ===========   ===========

Number of shares used in computation .    1,074,155       696,419 *
                                        ===========   ===========

* Adjusted for 50 to 1 reverse stock split on 12/13/2002

                See accompanying notes to financial statements.

                                      SEALANT SOLUTIONS, INC.
                                 (A Development Stage Enterprise)
                                STATEMENTS OF DEFICIENCY IN ASSETS


                         Common Stock      Additional                     Other
                     -------------------    Paid-in     Accumulated    Comprehensive
                       Shares     Amount    Capital       Deficit      Income(loss)*     Total
                     ---------   -------   ----------   -----------    -------------   ---------
BALANCE AT
DECEMBER 31, 2002..  1,074,155   $10,742   $1,301,328   $(1,402,576)    $         -    $ (90,506)

     Net loss .....          -         -            -       (29,690)              -            -

                     ---------   -------   ----------   -----------     -----------    ---------
BALANCE AT
MARCH 31, 2003
(unaudited)........  1,074,155    10,742    1,301,328    (1,432,266)              -    $(120,196)
                     =========   =======   ==========   ===========     ===========    =========


                          See accompanying notes to financial statements.

                                                 5

                                       SEALANT SOLUTIONS, INC.
                                   (A Development Stage Enterprise)
                                       STATEMENT OF CASH FLOWS
                                             (Unaudited)
                                                                                          Period
                                                            Three Months  Three Months  July 8, 1998
                                                               Ended         Ended      (inception)
                                                             March 31,     March 31,    to March 31,
                                                                2003         2002           2003
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ..............................................  $   (29,690)  $    (8,087)  $(1,430,592)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization .....................          330         2,113        41,317
       Write-down of equipment ...........................            -             -        95,000
       Loss on impaired royalty agreement ................            -             -      (250,000)
       Loss on investment in franchise ...................            -             -        29,799
       Stock based on compensation .......................            -             -       221,366
   Changes in assets and liabilities:
       Prepaid Expenses ..................................        2,576             -          (899)
       Accounts payable and accrued liabilities ..........      (12,783)          873        11,305
       Due to officers and employees .....................       38,676             -       339,778
                                                            -----------   -----------   -----------
   Net cash (used in) provided by operating activities ...         (892)       (5,101)     (942,925)
                                                            -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Marketable securities available for sale ..............            -             -       250,000
   Intangible asset purchase .............................            -             -        (4,500)
   Equipment purchases ...................................            -             -      (137,271)
                                                            -----------   -----------   -----------
   Net cash used in investing activities .................            -             -       108,229
                                                            -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt converted to equity ..............................            -             -        82,344
   Common stock ..........................................            -             -       753,798
                                                            -----------   -----------   -----------
   Net cash provided by financing activities .............            -             -       836,142
                                                            -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH ..........................         (892)       (5,101)        1,446
CASH AT BEGINNING OF THE YEAR ............................        2,338         5,658             -
                                                            -----------   -----------   -----------
CASH AT THE END OF THE YEAR ..............................  $     1,446   $       557   $     1,446
                                                            ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest ..............................................  $         -   $         -   $         -
                                                            ===========   ===========   ===========
   Taxes .................................................  $         -   $         -   $         -
                                                            ===========   ===========   ===========
NON -CASH FINANCING ACTIVITIES:
   Common stock issued for debt ..........................  $         -   $    13,815   $   358,741
                                                            ===========   ===========   ===========
   Common stock issued for services ......................  $         -   $         -   $   180,116
                                                            ===========   ===========   ===========
   Common stock issued for acquisition of intangible assets $         -   $         -   $    30,000
                                                            ===========   ===========   ===========

                           See accompanying notes to financial statements.

                                                  6

                             SEALANT SOLUTIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Sealant Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2.  GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $1,432,266, since inception. The Company intends to raise additional debt or equity financing to continue its operations if they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

                           FORWARD-LOOKING STATEMENTS

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

GENERAL

         The Company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999 the Company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the Company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the Company also acquired a ten-year license with the exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The Company did not acquire the ownership of the handicapping program. In September 2000 the Company stopped marketing the Winners Edge handicapping product due to insufficient income. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield, which the Company intends to market worldwide. In July 2001, the Company changed its name to Sealant Solutions, Inc. In September 2001 the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April 2002, the Company sold its rights to the Lady Ole line of cosmetic products and is no longer in that business. In November 2002, the Company agreed to terminate and cancel the remaining term of it's licensing agreement with the Winners Edge Licensing Corporation and will no longer attempt to market that product. The Company is currently attempting to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business that the Company may consider to have significant growth potential. The Company is not restricting its search to any particular industry.

FINANCIAL CONDITION

         At March 31, 2003, the Company had total assets of $2,001 as compared to total assets of $5,799 at December 31, 2002; total liabilities of $122,199, as compared to total liabilities of $96,306 at December 31, 2002; and a deficiency in assets of ($120,198), as compared to ($90,507) at December 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, the Company's cash totaled $1,446 as compared to $2,338 at December 31, 2002, a decrease of $892. Net cash used in operations for the quarter ended March 31, 2003 was $892 compared to $5,101 used by operations for the quarter ended March 31, 2002. The decrease in cash used is primarily due to the Company reducing its expenses to be more in line with income. At the current time, the Company has no significant sales or sources of revenue, and is dependent on contributions by its officers as well as private placements of its common stock to generate the required cash flows to remain solvent. The Company's current cash requirements exceed its income and no assurances can be made that it will remain a going concern.

         RESULTS OF OPERATIONS

         REVENUES - Sales for the quarter ended March 31, 2003, were $-0-compared to sales of $3,646 in the quarter ended March 31, 2002.

         NET OPERATING LOSS - The net operating loss for the quarter ended March 31, 2003 was $29,690 compared to net loss of $76,430 in the quarter ended March 31, 2002. The decrease in the net operating loss is due to the Company continuing it's efforts to reduce administrative expenditures and create shareholder value.

         DEPRECIATION AND AMORTIZATION - Depreciation for the quarter ending March 31, 2003 was $330 as compared to $2,113 in the quarter ended March 31, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $29,690 for the quarter ending March 31, 2003, as compared to $59,076 for the year earlier quarter. The decrease in selling, general and administrative expenses was due to the Company continuing its efforts to reduce administrative expenditures and create shareholder value.

ITEM 3.  CONTROL AND PROCEDURES

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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 8, 2003, a majority of shareholders of Sealant Solutions, Inc. (the "Corporation"), ratified certain resolutions adopted by the Corporation's Board of Directors on December 7, 2002, and the taking of corporate action pursuant thereto.

Item 5.  OTHER INFORMATION

         On February 27, 2003, Michael E. Fasci, Chairman and CEO of the Company, acquired 255,000 shares of the Company's common stock via two
         (2) private transactions increasing his percentage of ownership in the Company to 52.2%

         On or about March 14, 2003, the Company filed a Preliminary Information Statement on Form 14C with the Securities and Exchange Commission in the connection with the Company's one-for-fifty reverse split in December 2002, and an increase in the Company's authorized number of common shares.

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

                                        SEALANT SOLUTIONS, INC.


Date: April 22, 2003                    By: /s/ Michael E. Fasci
                                            -----------------------------------
                                            Michael E. Fasci, Chairman and CEO

                                 CERTIFICATIONS

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


Date: April 22, 2003                    By: /s/ Michael E. Fasci
                                            -----------------------------------
                                            Michael E. Fasci, Chairman and CEO