Form 10QSB
period 2003-06-30
SEALANT SOLUTIONS INC
filed 2003-08-19
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 001-11540

                               POWERCHANNEL, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                          65-0952186
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                         16 North Main Street, Suite 395
                            New City, New York 10956
                    (Address of Principal Executive Offices)

                                 (845)634-7979
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 18, 2003: 11,212,052 shares of common stock outstanding, $0.01 par value.

Item 1. Financial Information

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                                   June 30,      December 31,
                                                                     2003           2002
                                                                  -----------    -----------
                                                                  (unaudited)    (audited)

                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                        $       789    $     2,338
 Prepaid Expenses                                                          --          2,576
                                                                  -----------    -----------
      TOTAL CURRENT ASSETS                                                789          4,914

EQUIPMENT, net                                                            225            885

                                                                  -----------    -----------
                                                                  $     1,013    $     5,799
                                                                  ===========    ===========

                      LIABILITIES AND DEFICIENCY IN ASSETS

      CURRENT LIABILITIES:
 Account payable and accrued liabilities                               19,758    $    24,089
 Due to related parties                                                    --         72,217
                                                                  -----------    -----------
      TOTAL CURRENT LIABILITIES                                        19,758         96,306

      DEFICIENCY IN ASSETS:
 Common stock, $.01 par value, 20,000,000 shares
  authorized, 1,074,155 issued and outstanding                         10,742         10,742
 Additional paid in capital                                         1,301,328      1,301,327
 Accumulated deficit                                               (1,330,815)    (1,402,576)
                                                                  -----------    -----------
      TOTAL DEFICIENCY IN ASSETS                                      (18,745)       (90,507)
                                                                  -----------    -----------
                                                                  $     1,013    $     5,799
                                                                  ===========    ===========

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the Period
                                            Six Months     Six Months   July 8, 1998
                                              Ended          Ended     (inception) to
                                             June 30,       June 30,      June 30,
                                                2003           2002          2003
                                           -----------    -----------    -----------
SALES                                      $        --          4,431         54,484
                                           -----------    -----------    -----------

EXPENSES:
     Selling general and administrative         44,065         71,758        924,403
     Write-down of equipment                        --         29,799         95,000
     Stock-based compensation                       --             --        165,500
     Loss on investment in franchise                --             --         29,799
     Loss on inpairment of investment               --             --        250,000
     Advertising                                  (265)         3,000         47,415
                                           -----------    -----------    -----------
                          TOTAL EXPENSES        43,800        104,557      1,512,117

OTHER INCOME/(EXPENSE)
     Interest Income                                --             --            541
     Other Income - Legal Opinions                  --             --         20,942
     Recovery of asset imparement              115,561             --        115,561
     Loss on Securities                             --             --        (10,226)
                                           -----------    -----------    -----------
                                               115,561             --        126,818
                                           -----------    -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES           71,761    $  (100,126)   $(1,330,815)
                                           -----------    -----------    -----------
     Income taxes                                   --             --             --
NET LOSS                                   $    71,761       (100,126)    (1,330,815)
                                           ===========    ===========    ===========
NET LOSS PER SHARE:                        $      0.07    $     (0.11)
                                           ===========   ===========
Number of shares used in computation         1,074,155        923,936
                                           ===========   ===========

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months   Three Months
                                                         Ended         Ended
                                                        June 30,      June 30,
                                                         2003           2002
                                                     -----------    -----------

SALES                                                $        --    $       785
                                                     -----------    -----------

EXPENSES:
      Selling general and administrative                  14,375         15,682
      Write-down of equipment                                 --          8,799
      Advertising                                           (265)            --
                                                     -----------    -----------
            TOTAL EXPENSES                                14,110         24,481

OTHER INCOME/(EXPENSE)
      Recovery of asset impairment                       115,561             --
                                                     -----------    -----------
                                                         115,561             --
                                                     -----------    -----------

NET LOSS BEFORE INCOME TAXES                         $   101,451    $   (23,696)
                                                     -----------    -----------

       Income taxes                                           --             --

NET LOSS                                             $   101,451    $   (23,696)
                                                     ===========    ===========

NET LOSS PER SHARE:                                  $      0.09    $     (0.02)
                                                     ===========    ===========

Number of shares used in computation                   1,074,155      1,017,031
                                                     ===========    ===========

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                       STATEMENTS OF DEFICEINCY IN ASSETS


                                                    Common Stock         Additional                          Other
                                              --------------------------  Paid-in        Accumulated     Comprehensive
                                                Shares       Amount        Capital         Deficit       Income(loss)*    Total
                                              --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                  1,074,155     $ 10,742     $ 1,301,328     $(1,402,576)     $      --     $ (90,506)

     Net loss                                                                                 71,761                       71,761
                                              --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003 (unaudited)          1,074,155       10,742       1,301,328      (1,330,815)             0     $ (18,745)
                                              ======================================================================================

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Period
                                                                      Six Months      Six Months    July 8, 1998
                                                                         Ended          Ended      (inception) to
                                                                        June 30,       June 30,       June 30,
                                                                          2003           2002           2003
                                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                               $    71,761    $  (100,126)   $(1,330,815)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
                           Depreciation and amortization                      660          1,009         43,055
                           Write-down of equipment                             --         28,499         95,000
                           Forgiveness of debt                                 --         87,209             --
                           Loss on impaired royalty agreement                  --             --        250,000
                           Loss on investment in franchise                     --             --         29,799
                           Stock based on compensation                         --          7,000        221,366
      Changes in assets and liabilities:                                       --             --             --
                           Prepaid expenses                                 2,576             --           (633)
                           Security deposits                                   --             98             --
                           Accounts payable and accrued liabilities        (4,329)          (794)        19,760
                           Due to officers and employees                  (72,217)       (36,776)       228,886
                                                                      -----------    -----------    -----------
      Net cash (used in) provided by operating activites                   (1,549)       (13,881)      (443,582)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Marketable securities available for sale                                 --         16,300             --
      Unrealized gain/(loss) on securities                                     --        (16,300)            --
      Intangible asset purchase                                                --       (250,000)      (254,500)
      Equipment purchases                                                      --             --       (137,271)
                                                                      -----------    -----------    -----------
      Net cash used in investing activies                                    --         (250,000)      (391,771)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt converted to equity                                                 --             --         82,344
      Convertible debenture issued                                             --         14,500             --
      Common stock                                                             --        250,000        753,798
                                                                      -----------    -----------    -----------
      Net cash provided by financing activies                                  --        264,500        836,142
                                                                      -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH                                            (1,549)           619            789
CASH AT BEGINNING OF THE YEAR                                               2,338          1,706             --
                                                                      -----------    -----------    -----------
CASH AT THE END OF THE YEAR                                           $       789    $     2,325    $       789
                                                                      ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
      Interest                                                        $        --    $        --    $        --
                                                                      ===========    ===========    ===========
      Taxes                                                           $        --    $        --    $        --
                                                                      ===========    ===========    ===========
NON -CASH FINANCING ACTIVITIES:
      Common stock issued for debt                                    $        --    $        --    $   358,741
                                                                      ===========    ===========    ===========
      Common stock issued for services                                $        --    $        --    $   180,116
                                                                      ===========    ===========    ===========
      Common stock issued for acquistion of intangible assets         $        --    $        --    $    30,000
                                                                      ===========    ===========    ===========

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Note 1.  Basis of Presentation


The accompanying unaudited consolidated financial statements of Sealant Solutions (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $1,330,815, since inception. The Company intends to raise additional debt or equity financing to continue its operations if they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

Note 3.  New Accounting Policies

In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34,"Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of

Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation has adopted the provisions of FIN No. 46, such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No.150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. The Company adopted SFAS No. 150 in June 30, 2003.

Note 4.  Stock Split

On December 13, 2002, the Company executed a 50 to 1 reverse stock split. All per share information gives effect to the reverse stock split.

Note 5.  Merger

On July 21, 2003 PowerChannel entered into a Stock Purchase and Share Exchange Agreement whereby Sealant Solutions, Inc. acquired all of the outstanding shares of PowerChannel, Inc. Under this agreement, Sealant agreed to issue shares equal to 85% of the fully diluted outstanding shares (or 9,117,525 shares) of Sealant Solutions, Inc. to PowerChannel, Inc. shareholders. Such shares are deemed "restricted" as defined under the SEC Rule 144. Under the terms of the agreement, Sealant Solutions is the acquiring company. The merger is to be accounted for as a reverse merger, which effectively is a recapitalization of the target company. Subsequent to the merger agreement, the surviving company changed its name to PowerChannel, Inc.

In connection with the Stock Purchase and Share Exchange Agreement, Sealant Solutions, Inc. increased its authorized common shares to 95,000,000 and preferred shares to 5,000,000 having a par value of $.001.

Upon the closing date of the merger, the Company entered into an option agreement with the CEO of Sealant. In exchange for consulting services, the Company would issue common stock equal to 10% of the fully diluted outstanding shares of Sealant. Such shares are restricted as defined under SEC Rule 144. The Company will be granted options to purchase such shares under a right of first refusal.

After the closing date of the merger, Michael Fasci shall remain on the Board of Directors and Steven Lampert will be appointed to serve.

Note 6.  Stock Incentive Plan

In July 2003, the Company created a 2003 Stock Incentive Plan which permits the Company to make awards of stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights. All employees of the Company and affiliates are eligible to participate. The number of shares that may be delivered or purchased under the plan are up to 3,000,000 shares at a par value of $.01.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General

The company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999 the company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the company also acquired a ten-year license with the exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The company did not acquire the ownership of the handicapping program. In September 2000 the company stopped marketing the Winners Edge handicapping product due to insufficient income. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield, which the company intends to market worldwide. In July 2001 the Company changed its name to Sealant Solutions, Inc. In September 2001 the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April of 2002 the Company sold its rights to the Lady Ole line of cosmetic products and is no longer in that business. In November of 2002 the company agreed to terminate and cancel the remaining term of it's licensing agreement with the Winners Edge Licensing Corporation and will longer attempt to market that product. In July 2003 The Company entered into a Stock Purchase and Share Exchange Agreement with PowerChannel, Inc. whereby The Company acquired all of the outstanding shares of PowerChannel, Inc. The merger was accounted for as a "reverse merger", which is effectively a recapitalization of the target company. Subsequent to the merger agreement, the surviving company changed its name to PowerChannel, Inc. (PWRC). Upon The Company's reverse merger with PowerChannel, Inc., The Company has discontinued it's efforts with any of it's previous business ventures and is now solely focused on creating shareholder value via it's PowerChannel business and related business opportunities.

Financial Condition

At June 30, 2003, the Company had total current assets of $789 as compared to $4,914 at December 31, 2002, total assets of $1,013, as compared to $5,799 at December 31, 2002, and shareholders deficiency of assets of ($18,745) compared to a shareholders deficiency of assets of ($90,507) as of December 31, 2002. The decrease in current assets were primarily due to the ongoing administrative expenses that the Company incurred during the quarter. The reduction of $71,762 of shareholders deficiency in assets was primarily attributable to the recovery of an asset imparement charge that the company had taken in the 4th quarter of 2002 relating to its investment in IFG Goldstar Cement. During the quarter ending June 30, 2003, The Company agreed to exchange the fully impaired IFG Goldstar Cement asset with an officer of The Company in exchange for the discharge of $115,561 worth of indebtedness.

Liquidity

The Company had a net decrease in cash and cash equivalents for the six months ended June 30, 2003 of $1,549, cash and cash equivalents at June 30, 2003 of $789, and cash and cash equivalents of $2,338 at December 31, 2002.

Capital Resources

The company has no present material commitments for additional capital expenditures. The company has no outstanding credit lines and no loan commitments in place. Short term, the company anticipates generating cash to continue its operations either thru private placements of its common stock or from capital contributions from its officers and/or directors.

Results of Operations

The Company has focused its efforts to generate revenues from its Sealant Product and has divested itself of the IFG Goldstar investment. There were no revenues generated from the sales of The Company's products for the six months ended June 30, 2003. The Company has been successful in effectuating a reverse merger with PowerChannel, Inc. during the third quarter of 2003. The Company believes that this merger offers the best opportunity for The Company to create shareholder value.

The Company's revenues for the quarter ended June 30, 2003, were $-0- compared to sales of $785 in the year earlier quarter. The principal reason for the decreased revenue was the reduction in sales of its sealant product as seen in the previous period.

Operating expenses for the six months ended June 30, 2003 were $43,800, as compared to $ 104,557 for the six months ended June 30, 2002. The decrease in operating expenses is due to the company reducing its expenditures to be more in line with income.

Operating expenses for the quarter ended June 30, 2003 were $14,111 compared to expenses of $24,481 in the year earlier quarter. The decrease in operating expenses is due to the company reducing its expenditures to be more in line with income, primarily due to a reduction in employee compensation.

The Company realized a net gain of $71,761 for the six months ending June 30, 2003, as compared to a net loss of $(100,126) for the six months ending June 2002.

The Company realized a net gain of $101,451 for the three months ending June 30, 2003, as compared to a net loss of $(23,696) for the three months ending June 30, 2002. The decrease in net loss for the period was primarily due to the recovery of an asset impairment charge taken by the company in a previous quarter.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of it's reported income from continuing operations for the six-month period ended June 30, 2003.

Subsequent Events

Subsequent to the end of the quarter ending June 30, 2003, The Company entered into a Stock Purchase and Share Agreement whereby The Company acquired all of the outstanding shares of PowerChannel, Inc. Under this agreement, The Company agreed to issue shares equal to 85% of the fully diluted outstanding shares of The Company to PowerChannel, Inc. shareholders. Such shares are deemed "restricted" as defined under the SEC Rule 144. Under the terms of the agreement, Sealant Solutions, Inc. is the acquiring company. The merger is to be accounted for as a reverse merger, which effectively is a recapitalization of the target company. Subsequent to the merger agreement, the surviving company changed its name to PowerChannel, Inc.

Item 3.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
     Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

     Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 99.1 Certification.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 18, 2003.


                             POWERCHANNEL, INC.

Date:  August 19, 2003       By: /s/  Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Steven Lampert certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of PowerChannel, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: August 19, 2003

/s/ Steven Lampert
-------------------------
Steven Lampert
President, Chief Executive Officer
and Chief Financial Officer