Form 10QSB
period 2003-09-30
SEALANT SOLUTIONS INC
filed 2003-11-14
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2003: 14,295,271 shares of common stock outstanding, $0.01 par value.

Item 1. Financial Information

                               POWERCHANNEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                          -----------------------------

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                    2003          2002
                                                                (UNAUDITED)     (AUDITED)
                                                              -----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          (889)      117,696
  Inventory                                                       687,488       693,299
  Prepaid Expenses and Advances                                     5,017        24,078
                                                              -----------------------------
Total current assets                                              691,616       835,073
                                                              -----------------------------
Property and equipment, net                                        18,997        34,977

Investment in PowerChannel Europe, PLC                            630,483       611,025
                                                              -----------------------------
                                                                1,341,096     1,481,075
                                                              -----------------------------


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
   Due to related parties                                       3,593,884     3,543,433
   Accounts payable - other                                       765,222       697,755
   Note Payable                                                   112,000       112,000
                                                              -----------------------------
Total Current Liabilities                                       4,471,106     4,353,188
                                                              -----------------------------


Convertible Notes Payable                                         280,000       280,000

Stockholder's Deficit

   Preferred Stock authorized 5,000,000 shares; issued
   and outstanding -0- shares                                           -             -
   Common stock par value $.01 per share; authorized 95,000,000
   shares, issued and outstanding 13,316,278 shares               133,164       112,121
   Additional paid in capital                                   6,311,830     5,954,111
   Subscription receivable                                        (50,575)      (50,575)
   Accumulated other comprehensive income (loss)                 (256,416)     (207,417)
   Deficit accumulated during development stage                (9,548,013)   (8,960,353)
                                                              -----------------------------
TOTAL STOCKHOLDERS' DEFICIT                                    (3,410,010)   (3,152,113)
                                                              =============================
                                                                1,341,096     1,481,075
                                                              -----------------------------

Balance Sheet includes effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

   The accompanying notes are an integral part of these financial statements.

                               POWERCHANNEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                          -----------------------------

                                                                                                               For the Period
                                                          NINE MONTHS ENDED        NINE MONTHS ENDED       July 8, 1998 (Inception)
                                                          September 30, 2003       September 30, 2002       to September 30, 2003
                                                             (Unaudited)              (Unaudited)               (Unaudited)

Gross License Fees - PowerChannel
  Europe, PLC                                             $              -         $             -                 1,894,348

Expenses reimbursed pursuant
  to license agreement                                                   -                       -                (1,884,348)
                                                         --------------------------------------------------------------------------

     Net license income                                                  -                       -                    10,000

SALES                                                                    -                       -                         -

EXPENSES
     Selling general and administrative                            705,153               1,724,899                 6,520,809
     Write-down of equipment                                             -                  29,799                    95,000
     Stock based compensation                                            -                       -                   165,500
     Loss on investment in franchise                                     -                       -                    29,799
     Loss on impairment of investment                                    -                       -                   250,000
                                                         --------------------------------------------------------------------------

                     TOTAL EXPENSES                                705,153               1,754,698                 7,061,108

Loss before income (loss) from PowerChannel Europe PLC            (705,153)             (1,754,698)               (7,051,108)
                                                         --------------------------------------------------------------------------

Income (loss) from PowerChannel Europe, PLC                          1,932                 (50,000)               (2,591,723)

OTHER INCOME (EXPENSE)
     Interest income                                                     -                       7                       541
     Merger Costs                                                        -                       -                   (32,000)
     Recovery of asset impairment                                  115,561                       -                   115,561
     Loss on Securities                                                  -                       -                   (10,226)
     Other                                                               -                       -                    20,942
                                                         --------------------------------------------------------------------------

                   TOTAL OTHER INCOME                              115,561                       7                    94,818

NET INCOME (LOSS) BEFORE INCOME TAXES
     Income taxes                                                 (587,660)             (1,804,691)               (9,548,013)
                                                         --------------------------------------------------------------------------
     Net Income (loss)                                            (587,660)             (1,804,691)               (9,548,013)


Statements of Operations include effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

   The accompanying notes are an integral part of these financial statements.

                               POWERCHANNEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                          -----------------------------

                                                  THREE MONTHS ENDED     THREE MONTHS ENDED
                                                  September 30, 2003     September 30, 2002
                                                      (Unaudited)            (Unaudited)

Gross License Fees - PowerChannel
  Europe, PLC                                          $         --         $        --

Expenses reimbursed pursuant to license agreement                --                  --
                                                       -------------------------------------
Net license income                                               --                  --

SALES                                                            --                  --

EXPENSES

Selling general and administrative                          524,200             283,408

Write-down of equipment                                          --                  --

Stock based compensation                                         --                  --

Loss on investment in franchise                                  --                  --

Loss on impairment of investment                                 --                  --
                                                       -------------------------------------
                TOTAL EXPENSES                              524,200             283,408

Income (Loss) before income (loss) from
  PowerChannel Europe PLC                                  (524,200)           (283,408)
                                                       -------------------------------------
Income (loss) from PowerChannel Europe, PLC                   4,958              (1,633)

OTHER INCOME (EXPENSE)

   Interest income                                               --                   7

   Merger Costs                                                  --                  --

   Recovery of asset impairment                                  --                  --

   Loss on Securities                                            --                  --
                                                       -------------------------------------

                TOTAL OTHER INCOME                               --                   7
                                                       -------------------------------------

NET INCOME (LOSS) BEFORE INCOME TAXES
Income taxes                                               (519,242)           (285,034)
                                                       -------------------------------------

Net Income (loss)                                          (519,242)           (285,034)

Statements of Operations include effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

   The accompanying notes are an integral part of these financial statements.

                               PowerChannel, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                                Accumulated
                                           Common Stock         Additional     Subscription  during Development
                                        Shares      Amount    Paid in Capital   Receivable         Stage

Balance at 12/31/02                    11,212,052   112,121     5,954,111        (50,575)       (8,960,353)

Net Loss

Other Comprehensive Income (Loss)
   Equity adjustment from translation

Shares issued subsequent to merger      2,104,226    21,043       357,719
                                      --------------------------------------------------------------------------
Balance at September 30, 2003          13,316,278   133,164     6,311,830        (50,575)       (9,548,013)
                                      ==========================================================================


                                          Accumulated
                                       Other Comprehensive   Total
                                          Income (Loss)

Balance at 12/31/02                         (207,417)    (3,152,113)

Net Loss                                    (587,660)      (587,660)

Other Comprehensive Income (Loss)
   Equity adjustment from translation        (48,999)       (48,999)

Shares issued subsequent to merger                          378,762
                                      -------------------------------
Balance at September 30, 2003               (256,416)    (3,410,010)
                                      ===============================

Statement of Equity includes effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

   The accompanying notes are an integral part of these financial statements.

                               POWERCHANNEL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                         -----------------------------


                                                      NINE MONTHS ENDED     NINE MONTHS ENDED
                                                      September 30, 2003    September 30, 2002
                                                         (Unaudited)            (Unaudited)

Cash flows from operating activities

Net loss                                                  (587,660)             (1,804,691)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:

         Intrinsic value of beneficial conversion feature of convertible notes

         Expense recorded on issuance of
           stock for services                              328,761                      --

         (Loss) income on investment in
           PowerChannel Europe PLC                         (68,457)                (16,200)

         Loss on asset disposal
          Depreciation                                      15,980                   6,709

         Change in current operating assets
           and liabilities

            Decrease (increase) in inventory                 5,811                (687,922)

            Decrease (increase) in other assets             19,061                (220,844)

            Due to PowerChannel Europe PLC
             relating to operations

         Increase in accounts payable - other               67,468                 129,500
                                                         --------------------------------------

            Net cash used in operating activities         (219,036)             (2,593,448)
                                                         --------------------------------------

Cash flows from investing activities

         Purchases of property and equipment
         Advances to related parties
         Repayments for advances to related parties
         Loans to related parties
         Repayments from loans to related parties

            Net cash used in investing activities

Cash flows from financing activities

         Proceeds from issuance of common stock             50,000               338,209

         Loans and advances from related parties            50,451             2,270,865

         Proceeds from convertible notes
                                                         --------------------------------------

Net cash provided by financing activities                  100,451             2,609,074

Net increase (decrease) in cash                           (118,585)               15,626

Cash-beginning of period                                   117,696                78,686

Cash - end of period                                          (889)               94,312


Statements of Cash Flow include effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

   The accompanying notes are an integral part of these financial statements.

                               POWERCHANNEL, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of PowerChannel, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note 2.   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $9,548,013 since inception. The Company intends to raise additional debt or equity financing to continue its operations if they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

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

Note 4.  Merger

On July 21, 2003 PowerChannel entered into a Stock Purchase and Share Exchange Agreement whereby Sealant Solutions, Inc. acquired all of the outstanding shares of PowerChannel, Inc. Under this agreement, Sealant agreed to issue shares equal to 85% of the fully diluted outstanding shares (or 9,117,525 shares) of Sealant Solutions, Inc. to PowerChannel, Inc. shareholders. Such shares are deemed "restricted" as defined under the SEC Rule 144. Under the terms of the agreement, Sealant Solutions is the acquiring company. The merger is to be accounted for as a reverse merger, which effectively is a recapitalization of the target company. Subsequent to the merger agreement, the surviving company changed its name to PowerChannel, Inc. In connection with the Stock Purchase and Share Exchange Agreement, PowerChannel, Inc. increased its authorized common shares to 95,000,000 and preferred shares to 5,000,000 having a par value of $.01.

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

Note 5.  Stock Incentive Plan

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements. Financial statements for prior periods covered in this report have been adjusted to reflect the merger of PowerChannel, Inc and Sealant Solutions, Inc. as if the merger occurred in these prior periods.

The company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999 the company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the company also acquired a ten-year license with the exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The company did not acquire the ownership of the handicapping program. In September 2000 the company stopped marketing the Winners Edge handicapping product due to insufficient income. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield, which the company intended to market worldwide. In July 2001 the Company changed its name to Sealant Solutions, Inc. In September 2001 the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April of 2002 the Company sold its rights to the Lady Ole line of cosmetic products and is no longer in that business. In November of 2002 the company agreed to terminate and cancel the remaining term of it's licensing agreement with the Winners Edge Licensing Corporation and will no longer attempt to market that product.

On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange and Amendment thereto between Sealant Solutions, Inc., a Delaware corporation and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into Sealant. Pursuant to the Amendment, the separate existence of PowerChannel ceased to exist and Sealant continued as the surviving corporation. In addition, Sealant changed its name to Powerchannel, Inc. Under this agreement, Sealant Solutions, Inc. issued shares equal to 85% of the fully diluted outstanding shares of the Company to PowerChannel, Inc. shareholders. Such shares are deemed "restricted" as defined under the SEC Rule 144. Under the terms of the agreement, Sealant Solutions, Inc. is the acquiring company. The merger was accounted for as a reverse merger, which effectively is a recapitalization of the target company.

Pursuant to the Agreement, Michael Fasci remained on the Board of Directors of the Company, Edward Fasci resigned from the Company's Board of Directors and Stephen Lampert was appointed to fill the vacancy on the Board of Directors of the Company. In addition, Michael Fasci resigned as President and Chief Executive Officer of Sealant and Steve Lampert was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary of Sealant. The Acquisition was approved by the unanimous consent of the Board of Director of Sealant and PowerChannel on July 21, 2003.

Based on such merger, we have adopted a new business plan. Our principal product is low-cost access to the Internet and the physical hardware to deliver it through the use of the consumer's existing television. It is the only product of its kind focused specifically on the Hispanic market, using a bilingual (English/Spanish) approach to meet the needs of the differing generations within the Hispanic community. The PowerChannel home page offers the subscriber an English/Spanish language option at the click of a button. Our portal points the subscriber to all the major Hispanic portals and to links with Hispanic commercial, educational and community sites. The reach of our links is designed to embrace the full extent of diverse Hispanic cultural and ethnic interests. As we develop, we will continue to utilize the already existing and successful Hispanic-specific content of others to enhance the practical sense of community that its planned household penetration creates.

Financial Condition

At September 30, 2003, the Company had total current assets of $691,616 as compared to $835,073 at December 31, 2002, total assets of $1,341,096, as compared to $1,481,075 at December 31, 2002, and shareholders deficit of $3,410,010 compared to a deficit of $3,152,113 as of December 31, 2002. The decrease in current assets was primarily due to the ongoing administrative expenses that the Company incurred during the three quarters. The increase of $257,897 of shareholders deficit was attributable to the Company's operating costs for the nine months ended September 2003.

Liquidity

The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 2003 of $118,585.

Capital Resources

The company anticipates generating cash to continue its operations either thru private placements of its common stock or from capital contributions from its officers and/or directors. The Company incurred a loan in the amount of $112,000 in the third quarter of 2003 to help finance its operations.

Results of Operations

There were no revenues generated from the sales of the Company's products for the nine months ended September 30, 2003. The Company has been successful in effectuating a reverse merger with Sealant Solutions, Inc. during the third quarter of 2003. The Company believes that this merger offers the best opportunity for The Company to create revenue and shareholder value.

Operating expenses for the nine months ended September 30, 2003 were $705,153, as compared to $1,724,899 for the nine months ended September 30, 2002. The decrease in operating expenses is due to the company reducing its expenditures substantially as it attempts to generate revenue.

Operating expenses for the quarter ended September 30, 2003 were $524,200 compared to expenses of $283,408 in the year earlier quarter. The increase in operating expenses is partially attributable to a third quarter 2003 charge of $329,000 in relation to stock issued for services rendered.

The Company realized a net loss of $587,660 for the nine months ending September 30, 2003, as compared to a net loss of $1,804,691 for the nine months ending September 2002. The net loss is decreased since the Company reduced its expenditures in 2003 as it attempts to generate revenue.

The Company realized a net loss of $519,242 for the three months ending September 30, 2003, as compared to a net loss of $285,034 for the three months ending September 30, 2002. The increase in the net loss is partially attributable to a third quarter 2003 charge of $329,000 in relation to stock issued for services rendered.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the nine-month period ended September 30, 2003.

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

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.

          On July 28, 2003, the Company filed an 8K with the SEC based on the merger between the Company and Powerchannel, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.


                             POWERCHANNEL, INC.

Date:  November 13, 2003     By: /s/  Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President

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

Dated: November 13, 2003

/s/ Stephen Lampert
-------------------------
Stephen Lampert
President, Chief Executive Officer
and Chief Financial Officer


           PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of PowerChannel, Inc. for the quarter ended September 30, 2003, I, Stephen Lampert, Chief Executive Officer and Chief Financial Officer of PowerChannel, Inc. hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such Quarterly Report on Form 10-QSB for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Quarterly Report on Form 10-QSB for the period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of PowerChannel, Inc.

Dated:  November 13, 2003

POWERCHANNEL, INC.


By: /s/ Stephen Lampert
-------------------------------------
Chief Executive Officer and
Chief Financial Officer