Form 10QSB/A
period 2003-09-30
SEALANT SOLUTIONS INC
filed 2003-12-17
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Item 1. Financial Information

The financial statements set forth below have not been reviewed by the Company's independent public accountants, Radin Glass & Co., LLP. The Company is currently undertaking to have the review completed by its independent public accountants in an expedited manner. The Company intends to make additional or supplemental disclosure, if any, if such disclosure is indicated by such review.

POWERCHANNEL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                       -------------  ------------
                                                                           2003           2002
                                                                           ----           ----
                                                                        (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               (889)         117,696
     Inventory                                                            687,488          693,299
     Prepaid Expenses  and Advances                                         5,017           24,078
                                                                       ---------------------------
                                  Total current assets                    691,616          835,073
                                                                       ---------------------------

Property and equipment, net                                                18,997           34,977

Investment in PowerChannel Europe, PLC                                    630,483          611,025
                                                                       ---------------------------
                                                                        1,341,096        1,481,075
                                                                       ---------------------------

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Due to related parties                                             3,593,884        3,543,433
     Accounts payable - other                                             765,222          697,755
     Note Payable                                                         112,000          112,000
                                                                       ---------------------------
                                  Total Current Liabilities             4,471,106        4,353,188

Convertible Notes Payable                                                 280,000          280,000

Stockholder's Deficit

     Preferred Stock authorized 5,000,000 shares; issued                       --               --
              and outstanding -0- shares
     Common stock par value $.01 per share; authorized 95,000,000         133,164          112,121
              shares, issued and outstanding 13,316,278 shares
     Additional paid in capital                                         6,311,830        5,954,111
     Subscription receivable                                              (50,575)         (50,575)
     Accumulated other comprehensive income (loss)                       (256,416)        (207,417)
     Deficit accumulated during development stage                      (9,548,013)      (8,960,353)
                                                                       ---------------------------
                                  TOTAL STOCKHOLDERS' DEFICIT          (3,410,010)      (3,152,113)
                                                                       ---------------------------
                                                                        1,341,096        1,481,075
                                                                       ---------------------------

Balance Sheet includes effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

    The accompanying notes are an integral part of these financial statement

POWERCHANNEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                                           For the Period
                                                            NINE MONTHS ENDED       NINE MONTHS ENDED  July 8, 1998 (Inception)
                                                           September 30, 2003      September 30, 2002   to September 30, 2003

(Unaudited) (Unaudited) (Unaudited)



Gross License Fees - PowerChannel
   Europe, PLC                                                  $        --           $        --             1,894,348

Expenses reimbursed pursuant
     to license agreement                                                --                    --            (1,884,348)
                                                            -----------------------------------------------------------

        Net license income                                               --                    --                10,000

SALES                                                                    --                    --                    --

EXPENSES
     Selling general and administrative                             705,153             1,724,899             6,520,809
     Write-down of equipment                                             --                29,799                95,000
     Stock based compensation                                            --                    --               165,500
     Loss on investment in franchise                                     --                    --                29,799
     Loss on impairment of investment                                    --                    --               250,000
                                                            -----------------------------------------------------------

                     TOTAL EXPENSES                                 705,153             1,754,698             7,061,108

Loss before income (loss) from PowerChannel Europe PLC             (705,153)           (1,754,698)           (7,051,108)
                                                            -----------------------------------------------------------
Income (loss) from PowerChannel Europe, PLC                           1,932               (50,000)           (2,591,723)

OTHER INCOME (EXPENSE)
     Interest income                                                     --                     7                   541
     Merger Costs                                                        --                    --               (32,000)
     Recovery of asset impairment                                   115,561                    --               115,561
     Loss on Securities                                                  --                    --               (10,226)
     Other                                                               --                    --                20,942
                                                            -----------------------------------------------------------

                   TOTAL OTHER INCOME                               115,561                     7                94,818

NET INCOME (LOSS) BEFORE INCOME TAXES                              (587,660)           (1,804,691)           (9,548,013)
     Income taxes
                                                            -----------------------------------------------------------
     Net Income (loss)                                             (587,660)           (1,804,691)           (9,548,013)

Statements of Operations include effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

    The accompanying notes are an integral part of these financial statement

POWERCHANNEL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                      September 30, 2003     September 30, 2002
                                                                         (Unaudited)             (Unaudited)
   Europe, PLC                                                           $      --               $      --

Expenses reimbursed pursuant
     to license agreement                                                       --                      --
                                                                         ---------------------------------

        Net license income                                                      --                      --

SALES                                                                           --                      --

EXPENSES
     Selling general and administrative                                    524,200                 283,408
     Write-down of equipment                                                    --                      --
     Stock based compensation                                                   --                      --
     Loss on investment in franchise                                            --                      --
     Loss on impairment of investment                                           --                      --
                                                                         ---------------------------------

                     TOTAL EXPENSES                                        524,200                 283,408

Income (Loss) before income (loss) from PowerChannel Europe PLC           (524,200)               (283,408)
                                                                         ---------------------------------
Income (loss) from PowerChannel Europe, PLC                                  4,958                  (1,633)

OTHER INCOME (EXPENSE)
     Interest income                                                            --                       7
     Merger Costs                                                               --                      --
     Recovery of asset impairment                                               --                      --
     Loss on Securities                                                         --                      --
                                                                         ---------------------------------

                   TOTAL OTHER INCOME                                           --                       7

NET INCOME (LOSS) BEFORE INCOME TAXES                                     (519,242)               (285,034)
     Income taxes
                                                                         ---------------------------------
     Net Income (loss)                                                    (519,242)               (285,034)


Statements of Operations include effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

    The accompanying notes are an integral part of these financial statement

PowerChannel, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

                                                                                      Deficit
                                                                                     Accumulated      Accumulated
                                                                                        during          Other
                               Common Stock          Additional     Subscription      Development   Comprehensive          Total
                           Shares         Amount   Paid in Capital   Receivable         Stage        Income (Loss)

Balance at 12/31/02      11,212,052      112,121     5,954,111           (50,575)   (8,960,353)         (207,417)        (3,152,113)

Net Loss                                                                              (587,660)                          (587,660)

Other Comprehensive
  Income (Loss)
  Equity adjustment
  from translation                                                                                       (48,999)         (48,999)

Shares issued
  subsequent to merger    2,104,226       21,043       357,719                                                            378,762
                          -------------------------------------------------------------------------------------------------------



Balance at
  September 30, 2003     13,316,278      133,164     6,311,830           (50,575)   (9,548,013)         (256,416)      (3,410,010)
                         ========================================================================================================

Statement of Equity includes effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

    The accompanying notes are an integral part of these financial statement

POWERCHANNEL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

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
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:

             Intrinsic value of beneficial conversion
                       feature of convertible notes
             Expense recorded on issuance of
                       stock for services                                   328,761                      --
             (Loss) income on investment in
                       PowerChannel Europe PLC                              (68,457)                (16,200)
             Loss on asset disposal
             Depreciation                                                    15,980                   6,709
             Change in current operating assets and liabilities
                      Decrease (increase) in inventory                        5,811                (687,922)
                      Decrease (increase) in other assets                    19,061                (220,844)
                      Due to PowerChannel Europe PLC
                            relating to operations
             Increase in accounts payable - other                            67,468                 129,500
                                                                         ----------------------------------


                       Net cash used in operating activities               (219,036)             (2,593,448)
                                                                         ----------------------------------

Cash flows from investing activities

             Purchases of property and
             equipment Advances to related
             parties Repayments for advances to
             related parties Loans to related
             parties Repayments from loans to
             related parties

                       Net cash used in investing activities

Cash flows from financing activities

             Proceeds from issuance of common stock                          50,000              338,209
             Loans and advances from related parties                         50,451            2,270,865
             Proceeds from convertible notes
                                                                         -------------------------------

                      Net cash provided by financing activities             100,451            2,609,074


Net increase (decrease) in cash                                            (118,585)              15,626

Cash-beginning of period                                                    117,696               78,686

Cash - end of period                                                           (889)              94,312

Statements of Cash Flow include effects of merger of PowerChannel, Inc. and Sealant Solutions, Inc.

    The accompanying notes are an integral part of these financial statement

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


                             POWERCHANNEL, INC.

Date:  December 16, 2003     By: /s/ Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President

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

Dated: December 16, 2003

/s/ Stephen Lampert
-------------------------
Stephen Lampert
President, Chief Executive Officer
and Chief Financial Officer

          PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of ABSS, Corp. for the quarter ended September 30, 2003, I, Stephen Lampert, Chief Executive Officer and Chief Financial Officer of PowerChannel, Inc. hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

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

Dated:  December 16, 2003

POWERCHANNEL, INC.


By: /s/ Stephen Lampert
---------------------------
Chief Executive Officer and
Chief Financial Officer