Form 10QSB/A
period 2003-09-30
POWERCHANNEL INC
filed 2004-01-05
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 2

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

                               POWERCHANNEL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  (UNAUDITED)
                               September 30, 2003

                                                                  September 30,            December 31,
                                                                      2003                     2002
                                                                   (unaudited)               (audited)
                                     ASSETS                    (restated note 15)       (restated note 15)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $ -                    $ 65,358
     Inventory                                                              555,000                     693,299
     Prepaid Expenses  and Advances                                               -                      21,502
                                                              --------------------------------------------------
                                  TOTAL CURRENT ASSETS                      555,000                     780,159
                                                              --------------------------------------------------

Property and equipment, net                                                  18,997                      34,092

Investment in PowerChannel Europe, PLC                                      630,483                     611,025

                                                              --------------------------------------------------
                                                                        $ 1,204,480                 $ 1,425,276
                                                              --------------------------------------------------


                      LIABILITIES AND DEFICIENCY IN ASSETS


     Accounts payable and accrued liabilities                             $ 531,039                   $ 703,666
     Accrued Payroll Taxes payable                                          115,376
     Due to related parties                                               3,593,884                   3,471,216
     Note Payable                                                           112,000
                                                              --------------------------------------------------
                                  TOTAL CURRENT LIABILITIES               4,352,299                   4,174,882


Convertible Notes Payable                                                   280,000                     280,000

DEFICIENCY IN ASSETS

     Preferred Stock authorized 5,000,000 shares; issued
              and outstanding -0- shares                                          -                           -
     Common stock par value $.01 per share; authorized 95,000,000           135,940                      21,880
              shares, issued and outstanding 13,594,056 shares
     Additional paid in capital                                           6,377,480                   4,732,283
     Subscription receivable                                                (50,575)                    (50,575)
     Accumulated other comprehensive income (loss)                         (256,416)                   (207,417)
     Deficit accumulated during development stage                        (9,634,248)                 (7,525,777)

                                                              --------------------------------------------------
                                  TOTAL STOCKHOLDERS' DEFICIT            (3,427,819)                 (3,029,606)
                                                              --------------------------------------------------

                                                              --------------------------------------------------
                                                                        $ 1,204,480                 $ 1,425,276
                                                              --------------------------------------------------

                See accompanying notes to financial statements.

                               POWERCHANNEL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                  For the Period
                                                         NINE MONTHS ENDED        NINE MONTHS ENDED         July 8, 1998 (Inception)
                                                            September 30, 2003       September 30, 2002       to September 30, 2003
                                                               (Unaudited)               (Unaudited)               (Unaudited)
                                                            (restated note 15)       (restated note 15)        (restated note 15)

Gross License Fees - PowerChannel
   Europe, PLC                                                           $ -                       $ -                 1,894,348

Expenses reimbursed pursuant
     to license agreement                                                  -                         -                (1,884,348)
                                                         ---------------------------------------------------------------------------

        Net license income                                                 -                         -                    10,000

SALES                                                                      -                         -                         -

EXPENSES
     Selling general and administrative                              446,955                 1,641,525                 5,389,079
     Equity Based Compensation                                     1,663,446                                           1,663,446
                                                         ---------------------------------------------------------------------------

                     TOTAL EXPENSES                                2,110,401                 1,641,525                 7,052,525

Loss before income (loss) from PowerChannel Europe PLC            (2,110,401)               (1,641,525)               (7,042,525)
                                                         ---------------------------------------------------------------------------
                                                                                                          -
Income (loss) from PowerChannel Europe, PLC                            1,932                   (50,000)               (2,591,723)


NET INCOME (LOSS) BEFORE INCOME TAXES
     Income taxes                                                 (2,108,469)               (1,691,525)               (9,634,248)
                                                         ---------------------------------------------------------------------------
     Net Income (loss)                                            (2,108,469)               (1,691,525)               (9,634,248)

Basic and diluted earnings (loss) per share                          $ (0.18)                  $ (0.15)
                                                         ===========================================================================

Weighted average shares outstanding
  basic and diluted                                               11,661,130                11,212,052
                                                         ===========================================================================

    See accompanying notes to financial statements.

                               POWERCHANNEL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                   September 30, 2003         September 30, 2002
                                                                      (Unaudited)                 (Unaudited)
                                                                   (restated note 15)         (restated note 15)

Gross License Fees - PowerChannel
   Europe, PLC                                                                  $ -                         $ -

Expenses reimbursed pursuant
     to license agreement                                                         -                           -
                                                         -------------------------------------------------------

        Net license income                                                        -                           -

SALES                                                                             -                           -

EXPENSES
     Selling general and administrative                                     309,802                     270,361
     Equity based compensation                                            1,663,446                           -

                     TOTAL EXPENSES                                       1,973,248                     270,361

Income (Loss) before income (loss) from PowerChannel
   Europe PLC                                                            (1,973,248)                   (270,361)
                                                         -------------------------------------------------------
                                                                                                              -
Income (loss) from PowerChannel Europe, PLC                                   4,958                      (1,633)


NET INCOME (LOSS) BEFORE INCOME TAXES
     Income taxes
                                                         -------------------------------------------------------
     Net Income (loss)                                                 $ (1,968,290)                 $ (271,994)
                                                         =======================================================

Basic and diluted earnings (loss) per share                                 $ (0.16)                    $ (0.02)
                                                         =======================================================

Weighted average shares outstanding
  basic and diluted                                                      12,334,748                  11,212,052
                                                         =======================================================

    See accompanying notes to financial statements.

                               PowerChannel, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                         (Unaudited) (restated note 15)

                                                     Common Stock               Additional Subscription
                                                Shares           Amount        Paid in Capital    Receivable
 Balance at inception
 August 10, 1998                                    -                -                -                -

 Shares issued pursuant to intial
 capitalization                            17,650,000           17,650                            (3,350)

 Net Loss

                                      ---------------------------------------------------------------------
 Balance at December 31, 1998              17,650,000           17,650                -           (3,350)

 Shares issued for exercise of
 warrants                                   2,000,000            2,000          198,000             (200)

 Shares issued pursuant to intial
 capitalization                             1,019,000            1,019                            (1,019)

 Shares issued pursuant to private
 placement                                    500,000              500          249,500

 Shares issued pursuant to
 agreement                                    288,000              288          143,200

 Net Loss

                                     ---------------------------------------------------------------------
 Balance at December 31, 1999              21,457,000           21,457          590,700           (4,569)

 Shares issued pursuant to private
 placement                                    200,000              200          199,800

 Shares issued for services                    40,328               40           99,452

 Additional paid in capital from
 sale of common stock Powerchannel
 Europe, PLC                                                                  3,103,764

 Instrinsic value  of beneficial
 conversion feature                                                             280,000

 Net loss
 Other comprehensive loss

                                     ---------------------------------------------------------------------
 Balance at December 31, 2000              21,697,328           21,697        4,273,716           (4,569)

 Shares issued pursuant to private
 placement                                    183,500              183          458,567          (46,006)

 Net loss
 Other comprehensive loss

                                     ---------------------------------------------------------------------
 Balance at December 31, 2001              21,880,828           21,880        4,732,283          (50,575)

 Net  loss

 Other comprehensive income

                                     ---------------------------------------------------------------------
 Balance at December 31, 2002              21,880,828           21,880        4,732,283          (50,575)

 Recapitalization due to reverse
 merger                                   (10,668,776)          90,240         (107,091)

 Shares issued for services                 2,104,226           21,042        1,705,066

 Shares issued pursuant to private
 placement                                    277,778            2,778           47,222

 Net loss
 Other comprehensive loss
                                     ---------------------------------------------------------------------
 Balance at September 30, 2003             13,594,056        $ 135,940      $ 6,377,480        $ (50,575)
                                     =====================================================================

                               PowerChannel, Inc.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                  (Unaudited)
                        (restated note 15) (continued;)

                                         Deficit
                                       Accumulated          Accumulated
                                     during Developmen   Other Comprehens       Total
                                          Stage             Income (Loss)
Balance at inception
August 10, 1998                                    -               -        $       -

Shares issued pursuant to intial
capitalization                                                                 14,300

Net Loss                                     (79,169)                         (79,169)
                                     -------------------------------------------------
Balance at December 31, 1998                 (79,169)              -        $ (64,869)

Shares issued for exercise of
warrants                                                                      199,800

Shares issued pursuant to intial
capitalization                                                                      -

Shares issued pursuant to private
placement                                                                     250,000

Shares issued pursuant to
agreement                                                                     143,488

Net Loss                                    (801,212)                        (801,212)
                                     -------------------------------------------------
 Balance at December 31, 1999               (880,381)              -         (272,793

Shares issued pursuant to private
placement                                                                     200,000

Shares issued for services                                                     99,492

Additional paid in capital from
sale of common stock Powerchannel
Europe, PLC                                                                 3,103,764

Instrinsic value  of beneficial
conversion feature                                                            280,000

Net loss                                  (2,959,100)                      (2,959,100)
Other comprehensive loss                                    (189,953)        (189,953)

                                     -------------------------------------------------
Balance at December 31, 2000              (3,839,481)       (189,953)         261,410

Shares issued pursuant to private
placement                                                                     412,744

Net loss                                  (1,612,122)                      (1,612,122)
Other comprehensive loss                                    (147,663)        (147,663)

                                     -------------------------------------------------
Balance at December 31, 2001              (5,451,603)       (337,616)      (1,085,631)

Net  loss                                 (2,074,176)                      (2,074,176)

Other comprehensive income                                   130,199          130,199

                                     -------------------------------------------------
Balance at December 31, 2002              (7,525,779)       (207,417)      (3,029,608)

Recapitalization due to reverse
merger                                                                        (16,851)

Shares issued for services                                                  1,726,108

Shares issued pursuant to private
placement                                                                      50,000

Net loss                                  (2,108,469)                      (2,108,469)
Other comprehensive loss                                     (48,999)         (48,999)
                                     -------------------------------------------------
Balance at September 30, 2003           $ (9,634,248)     $ (256,416)    $ (3,427,819)
                                     =================================================

   See accompanying notes to financial statements.

                               POWERCHANNEL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                               For the period
                                                              NINE MONTHS ENDED       NINE MONTHS ENDED     July 8, 1998 (Inception)
                                                                September 30, 2003      September 30, 2002    to September 30, 2003
                                                                    (Unaudited              (Unaudited)          (Unaudited)
                                                                (restated note 15)      (restated note 15)    (restated note 15)
Cash flows from operating activities

Net loss
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:                     $ (2,108,469)           $ (1,691,525)     $ (9,634,248)

            Intrinsic value of beneficial conversion
                      feature of convertible notes                                  -                       -           280,000
            Expense recorded on issuance of
                      stock for services                                    1,726,108                       -         1,825,560
            (Loss) income on investment in
                      PowerChannel Europe PLC                                 (19,458)                      -         2,265,871
            Loss on asset disposal                                                  -                 (16,200)           20,456
            Reserve on inventory                                              138,299                       -           138,299
            Depreciation                                                                                                 58,868
            Change in current operating assets and liabilities
                     Decrease (increase) in inventory                               -                (687,922)         (693,299)
                     Decrease (increase) in other assets                       21,502                (127,889)                1
                     Due to PowerChannel Europe PLC
                           relating to operations                             122,668                       -           820,810
            Increase (decrease) in accounts payable - other                   (58,008)                137,888           645,660
                                                                 ----------------------------------------------------------------


                      Net cash used in operating activities                  (177,358)             (2,385,648)       (4,272,022)
                                                                 ----------------------------------------------------------------


Cash flows from investing activities

            Purchases of property and equipment                                     -                       -          (113,416)
            Advances to related parties                                             -                       -           (64,935)
            Repayments for advances to related parties                              -                       -            64,935
            Loans to related parties                                                -                       -          (278,027)
            Repayments from loans to related parties                                -                       -           278,027

                                                                 ---------------------------------------------------------------
                      Net cash used in investing activities                         0                       0          (113,416)
                                                                 ---------------------------------------------------------------

Cash flows from financing activities
            Proceeds from notes                                               112,000                       -           112,000
            Proceeds from issuance of common stock                                  -                       -         1,220,364
            Loans and advances from related parties                                 -               2,400,831         2,773,074
            Proceeds from convertible notes                                         -                       -           280,000
                                                                 ---------------------------------------------------------------

                     Net cash provided by financing activities                112,000               2,400,831         4,385,438
                                                                 ---------------------------------------------------------------


                                                                 ---------------------------------------------------------------
Net increase (decrease) in cash                                               (65,358)                 15,183                 0
                                                                 ---------------------------------------------------------------

Cash-beginning of period                                                       65,358                  26,980
                                                                 ---------------------------------------------------------------

Cash - end of period                                                              $ -                $ 42,163
                                                                 ===============================================================

            See accompanying notes to financial statements.

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

Note 2.  Organization and Operations

PowerChannel Holdings, Inc. was incorporated under the laws of the State of Delaware on March 26, 1999. The Company's wholly owned subsidiaries, PowerChannel, Inc. and PowerChannel.com, Inc., were incorporated under the laws of the State of Delaware on August 10, 1998, and April 19, 2000, respectively.

The Company is a consumer electronics marketing company dedicated to offering a wide range of electronic appliances and services to the consumer market. PowerChannel's product line includes low-cost, through-the-television Internet access in the United States. The Company plans to furnish its products to the Hispanic market, due to the fact that the product is tailored in all respects to its audience's linguistic, ethnic, cultural and economic trends. At the same time, PowerChannel provides these simple and cost-effective Internet access solutions to the public at large.

Merger

On July 21, 2003 PowerChannel entered into a Stock Purchase and Share Exchange Agreement whereby Sealant Solutions, Inc. acquired all of the outstanding shares of PowerChannel, Inc. Under this agreement, Sealant agreed to issue shares equal to 85% of the fully diluted outstanding shares (or 9,117,525 shares) and an additional 485,552 shares on a pro-rata basis of Sealant Solutions, Inc. to

PowerChannel, Inc. shareholders. Such shares are deemed "restricted" as defined under the SEC Rule 144. Under the terms of the agreement, Sealant Solutions is the acquiring company.

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

Note 3.   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to approximately $9,634,246 since inception. The Company intends to raise additional debt or equity financing to continue its operations if they are unsuccessful they may be required to cease operations and/or file for bankruptcy.

Note 4.   Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. A reserve of $138,299 was recorded for shrinkage or damaged products.

Investment in PowerChannel Europe PLC

The investment in an unconsolidated affiliate, PowerChannel Europe PLC, over which the Company exercises significant influence but not control, is accounted for by the equity method.

Property and Equipment

Property and equipment are stated at cost. Major property additions, replacements and betterments are capitalized, while maintenance and repairs, which do not extend the useful lives of these assets, are expensed as incurred. Depreciation is provided over the estimated useful lives of the assets using the straight-line and accelerated methods. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet, and a gain or loss is reflected in earnings.

The estimated useful lives of the various classes of physical assets were as follows:


                  Office equipment                        5 years
                  Furniture & fixtures                    7 years
                  Automobiles                             5 years

Income Taxes

The Company is taxed as a C Corporation under the provisions of both the Internal Revenue Code and state laws.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accrued expenses approximate fair value of the short term maturity of these instruments.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company has approximately 9,400 set-top boxes in inventory at December 31, 2003 and believes that these will eventually be sold. However, the Company recognized no sales from August 10, 1998 (inception) through September 30, 2003. It is at least reasonably possible that a change in this estimate will occur in the near term.

Loss Per Share

The Company has adopted SFAS No.128, "Earnings per Share". Loss per common share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

New Accounting Standards

In April 2002, the FASB issued FAS No. 145 (FAS 145), "Recission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other matters, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 145 are effective no later than January 1, 2003.

In June 2002, the FASB issued FAS No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002.

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

The Company adopted the above accounting pronouncements.

Note 5.   Investment in Unconsolidated Affiliate

Prior to November 1999, the Company beneficially owned 100% of PowerChannel Limited, which, at the time was an inactive company, with no assets and no revenues. In November 1999, the Board passed a resolution distributing eighty (80%) percent of its shareholding in PowerChannel Limited to the Company's shareholders.

In January 2000, PowerChannel Limited changed its name to PowerChannel Europe Limited and in April 2000 to PowerChannel Europe PLC ("PCE"). The Company currently owns 19.68% of the outstanding ordinary shares of PCE. PCE holds the European rights to the PowerChannel patent-pending business model and know-how, owned and developed by the Company. A new company with the name PowerChannel Limited has been incorporated as a subsidiary of PCE to roll out the PowerChannel model in the UK and Ireland. PowerChannel Limited had entered into a strategic partnership with Granada Media Group ("Granada").

Under the alliance, the strategic partner was allotted a five (5%) percent equity investment in PowerChannel Limited convertible into shares in PCE for nil consideration. PowerChannel Limited was to finance the procurement of the set-top boxes.

In April 2000, the strategic partner converted its shares in PowerChannel Limited into shares of PCE and invested approximately (pound) 13 million (approximately $21 million) for new shares in PCE. As a result of the conversion and the cash investment, the strategic partner owned 23.5% of the fully diluted share capital of PCE.

The strategic partnership with Granada terminated in February 2001. As a result the shares of PCE owned by Granada were returned to PCE, which, in turn were distributed to its remaining shareholders.

In accordance with accounting for the investment in PCE under the equity method, the Company is required to record capital transactions of PCE as if the investee were a consolidated subsidiary. Pursuant to this requirement, the Company, in 2002, recorded an increase of $3,103,764 in their investment in PCE and a corresponding increase in additional capital.

For the years ended December 31, 2002 and 2001, the Company has recorded its pro-rata share of PCE's (loss) income amounting to ($66,522) and $140,164, respectively.

Additionally, PCE's consolidated financial statements, which were audited by auditors, were issued as a going concern since the majority of PCE's assets and liabilities are to be transferred to the Company.

The following table provides condensed consolidated financial information about PCE as of December 31, 2002:

                                2002
                            -----------

Current assets              $ 3,475,844
Non-current assets          $        --
Total assets                $ 3,475,844
Current liabilities         $   371,043
Total liabilities           $   371,043
Equity                      $ 3,104,801
Revenues                    $   773,145
Net (loss) income           $  (338,018)


The current assets included in the above table includes receivables from the Company aggregating approximately $3.4 million in 2002. Such receivable at September 30, 2003 was $3.6 million.

Note 6.     Series A Convertible Notes

On February 29, 2000, PowerChannel entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000.


Note 7.     Related Party Transaction

PCE

In 2002, the Company bought its entire inventory of set-top boxes from PCE. At December 31, 2002, the amounts due to PCE consisted of approximately $690,000 related to the aforementioned inventory purchase and approximately $2.8 million of loans and advances, which are due on demand and are not interest bearing.

Note 8.     Stockholders' Equity

PowerChannel, Inc. shareholders exchanged all of their shares of stock for an equal number of shares in PowerChannel Holdings, Inc. during 1999.
Warrants for the purchase of 300,000 shares of common stock were
outstanding   at December 31, 2002 and 2001.   These warrants were
subsequently cancelled during July 2003.

PowerChannel's certificate of incorporation authorizes the issuance of "blank check" preferred stock with whatever designation, rights and preferences as may be determined by the board of directors. Accordingly, the board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting, or other rights, which could adversely affect the voting power and other rights of the holders of common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of PowerChannel. The Company does not currently intend to issue any shares of preferred stock, however there can be no assurance that it will not do so.

Note 9.     Federal Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2002 and 2001 net operating loss (NOL) carryforwards amounted to approximately $7,500,000 and $5,400,000, respectively and will expire in between 2016 and 2022. Pursuant to SFAS No. 109, for financial reporting purposes, a valuation allowance was recorded as of December 31, 2002 and 2001 to fully offset the Company's net deferred tax assets of approximately $1,125,000 and $810,000, respectively, relating to the NOLs. The Company is not current with respect to its corporate income tax filings.

Note 10.     Commitment

The Company conducts its operations in office space under an operating lease which expired in December 2002. The lease provided for increases in rent for utilities and other building operating costs.

Rent expense for the years ended December 31, 2002 and 2001 amounted to approximately $87,500 and $51,470, respectively.

The Company entered into employment agreements with James Gambrell, Michael Preston and Steven Lampert on March 1, 2000. The agreements expired on February 28, 2003 and provided for annual salaries of $250,000 for Mr. Gambrell and $200,000 each for Mr. Preston and Mr. Lampert. Additionally, the agreements provide for certain fringe benefits and stock options (see Note 12). Amounts paid to Messrs. Preston and Lampert aggregated to $390,000 and $323,000 for the years ended December 31, 2002 and 2001, respectively. The aforementioned employee agreements were cancelled in July 2003. All corresponding liabilities owed to these employees under these agreements in excess of the amounts already paid have been waived.

Note 11.    Licensing Agreements

The Company entered into an Intellectual Property License Agreement in 2000 with PCE (see Note 7). The Company is the owner of certain inventions, technology, expertise, know-how and intellectual property, which PCE wishes to use. Pursuant to the terms of the agreement, the Company has granted PCE a non-transferable exclusive use of the technology in Europe. In consideration PCE has agreed to pay the Company an initial payment of $10,000 as well as monthly costs incurred by the Company for development work. During the period August 10, 1998 (inception) through December 31, 2002, PCE paid the Company $1,894,348, pursuant to this agreement, of which $1,884,348 is recorded in the financial statements as license fees.

On August 12, 1998, PowerChannel, Inc. entered into a licensing agreement with American Interactive Media, Inc. (AIM) to offer free Internet access to consumers, utilizing AIM supplied set-top appliances and AIM provided Internet service provider (Web Passport Network). This licensing agreement was superseded by a new agreement dated May 19, 1999. The new agreement granted to PowerChannel, Inc. an exclusive worldwide license with the right to sublicense the "WebPassport system", the "WebPassport intellectual property" and the "WebPassport technology". PowerChannel, Inc. signed a convertible promissory note in the amount of $1,090,000 at an interest rate of 3% above the prime rate, which was scheduled to mature on December 31, 2000. This note represented $90,000 in set-top appliances and $1,000,000 in prepaid license fees. During 1999, AIM sent PowerChannel, Inc. notification that it was terminating the license agreement and requested payment in full of the underlying note. PowerChannel, Inc. disputed the termination notice with AIM and entered into discussions to settle the dispute. On June 30, 2000, the parties entered into a termination agreement, which rescinded all previous agreements. Pursuant to this termination agreement, PowerChannel Holdings, Inc. issued AIM 288,000 shares of its common stock as payment in full for PowerChannel, Inc. retaining possession of the set-top appliances (costing $90,000) and as settlement for the $53,000 which was owed to AIM as reimbursement of certain operating costs as called for under the May 19th agreement. Additionally, the Company issued AIM 50,000 warrants for shares at $2.50 per share, which are exercisable for 3 years, these warrants were cancelled in July 2003. AIM and PowerChannel, Inc. agreed to release each other from all other liabilities associated with their relationship.

Note 12.    Litigation

Two lawsuits by stockholders alleging investment fraud have been asserted against the Company seeking damages of approximately $60,000. Legal counsel advises that due to the fact that the law firm was only recently retained, they are not yet able to determine the viability of said claims. Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.

Note 13.    Stock Option Plan

During 2001, the Company adopted the 2001 Stock Option Plan. The aggregate number of common shares that may be issued is 2,500,000. Any key employee shall be eligible to be granted options as determined by the Company's stock option committee. The price of the shares subject to each option shall not be less than 100% of the fair market value of such shares on the date such option is granted. Under this plan, options to purchase shares in the stock of PowerChannel Holdings, Inc. were as follows: 600,000 to James Gambrel, 250,000 to Michael Preston, and 250,000 shares to Steven Lampert. The exercise price is $1.00 per share. This stock option plan and the outstanding options thereunder were cancelled during July 2003.

Note 14.  Stock Incentive Plan

In July 2003, the Company created a 2003 Stock Incentive Plan which permits the Company to make awards of stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights. All employees of the Company and affiliates are eligible to participate. The number of shares that may be delivered or purchased under the plan are up to 3,000,000 shares at a par value of $.01. Approximately 2,100,000 such shares under this 2003 Stock Incentive Plan have been issued as of September 30, 2003.

Note 15. Restatement of Form 10QSB for quarter ended September 30, 2003

The primary reasons for the restatement were for as described below:

     a) The accounting for the reverse merger equity transactions was not performed adequately, since the accumulated deficit of the prior public entity was not eliminated $(1,328,921).

     b) The valuation of the shares issued was recorded at $.18 per share verses the current market price, resulting in an additional $1.3 million in compensation expense to record.

     c) The cumulative cash flows and stockholders equity now has been included for a development stage enterprise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements.

The company was incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999 the company changed its name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, the company acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, the company also acquired a ten-year license with the exclusive right to market the Winners Edge handicapping product renewable for a second ten years. The company did not acquire the ownership of the handicapping program. In September 2000 the company stopped marketing the Winners Edge handicapping product due to insufficient income. On March 30, 2001, the Company acquired a roofing sealant product, Roof Shield, which the company intended to market worldwide. In July 2001 the Company changed its name to Sealant Solutions, Inc. In September 2001 the Company acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, the Company entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April of 2002 the Company sold its rights to the Lady Ole line of cosmetic products and is no longer in that business. In November of 2002 the company agreed to terminate and cancel the remaining term of its licensing agreement with the Winners Edge Licensing Corporation and will no longer attempt to market that product.

On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange and Amendment thereto between Sealant Solutions, Inc., a Delaware corporation and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into Sealant. Pursuant to the Amendment, the separate existence of PowerChannel ceased to exist and Sealant continued as the surviving corporation. In addition, Sealant changed its name to Powerchannel, Inc. Under this agreement, Sealant Solutions, Inc. issued shares equal to 85% of the fully diluted outstanding shares of the Company to PowerChannel, Inc. shareholders. In a unanimous written consent of the Board of Directors of PowerChannel, Inc., the previous issuance of an additional 485,552 shares to PowerChannel, Inc. shareholders was authorized and ratified. Such shares are deemed "restricted" as defined under the SEC Rule 144. Under the terms of the agreement, Sealant Solutions, Inc. is the acquiring company. The merger was accounted for as a reverse merger, which effectively is a recapitalization of the target company.

Pursuant to the Agreement, Michael Fasci remained on the Board of Directors of the Company, Edward Fasci resigned from the Company's Board of Directors and Steven Lampert was appointed to fill the vacancy on the Board of Directors of the Company. In addition, Michael Fasci resigned as President and Chief Executive Officer of Sealant and Steven Lampert was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary of Sealant. The Acquisition was approved by the unanimous consent of the Board of Directors of Sealant and PowerChannel on July 21, 2003.

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

Financial Condition

At September 30, 2003, the Company had total current assets of $555,000 as compared to $780,159 at December 31, 2002, total assets of $1,204,480, as compared to $1,425,276 at December 31, 2002, and shareholders deficit of $3,427,819 compared to a deficit of $3,029,606 as of December 31, 2002. The decrease in current assets was primarily due to a $138,299 writedown of inventory, ongoing administrative expenses that the Company incurred during the three quarters and a writeoff of prepaid expenses in the amount of $21,000. The increase of $398,213 of shareholders deficit was mainly attributable to the Company's operating costs for the nine months ended September 2003.

Liquidity

The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 2003 of $65,358.

Capital Resources

The company anticipates generating cash to continue its operations either thru private placements of its common stock or from capital contributions from its officers and/or directors. The Company incurred a loan in the amount of $112,000 in the third quarter of 2003 to help finance its operations and to effect the merger with Sealant Solutions, Inc.

Results of Operations

There were no revenues generated from the sales of the Company's products for the nine months ended September 30, 2003. The Company has been successful in effectuating a reverse merger with Powerchannel, Inc. during the third quarter of 2003. The Company believes that this merger offers the best opportunity for the Company to create revenue and shareholder value.

Operating expenses for the nine months ended September 30, 2003 were $446,955, as compared to $1,641,525 for the nine months ended September 30, 2002. The decrease in operating expenses is due to the company reducing its expenditures substantially in 2003 due to the absence of revenue.

The Company recorded expense of $1,663,446 as equity based compensation for the nine months ended September 30, 2003 in relation to stock issued for services rendered.

Operating expenses for the quarter ended September 30, 2003 were $309,802 compared to expenses of $270,361 in the year earlier quarter. A portion of this increase in operating expenses is attributable to a third quarter 2003 charge of $32,000 in relation to costs incurred related to the merger.

The Company realized a net loss of $2,108,469 for the nine months ending September 30, 2003, as compared to a net loss of $1,691,525 for the nine months ending September 2002.

The Company realized a net loss of $1,968,290 for the three months ending September 30, 2003, as compared to a net loss of $271,994 for the three months ending September 30, 2002. The increase in the net loss is mainly attributable to a third quarter 2003 charge of $1,663,446 in relation to stock issued for services rendered.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the nine-month period ended September 30, 2003.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
     Act) as of September 30, 2003. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

     Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Two lawsuits by stockholders alleging investment fraud have been asserted against the Company seeking damages of approximately $60,000. Legal counsel advises that due to the fact that the law firm was only recently retained, they are not yet able to determine the viability of said claims. Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.


Item 2.   Changes in Securities.

On July 21, 2003 PowerChannel entered into a Stock Purchase and Share Exchange Agreement whereby Sealant Solutions, Inc. acquired all of the outstanding shares of PowerChannel, Inc. Under this agreement, Sealant agreed to issue shares equal to 85% of the fully diluted outstanding shares (or 9,117,525 shares) and an additional 485,552 shares on a pro-rata basis of Sealant Solutions, Inc. to PowerChannel, Inc. shareholders. Such shares are deemed "restricted" as defined under the SEC Rule 144. The issuance was exemppt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.

          On July 28, 2003, the Company filed a Form 8K with the SEC based on the merger between the Company and Powerchannel, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on January 5, 2004.


                               POWERCHANNEL, INC.

Date:  January 5, 2003     By: /s/ Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President