Form 10QSB/A
period 2003-09-30
POWERCHANNEL INC
filed 2004-01-06
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 3

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 6, 2004: 17,527,755 shares of common stock outstanding, $0.01 par value.

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

The Company has approximately 9,400 set-top boxes in inventory at December 31, 2002 and believes that these will eventually be sold. However, the Company recognized no sales from August 10, 1998 (inception) through September 30, 2003. It is at least reasonably possible that a change in this estimate will occur in the near term.

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

          Reports on Form 8K

          On July 28, 2003, the Company filed a Form 8K with the SEC based on the merger between the Company and Powerchannel, Inc.


          Exhibits

          31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

          32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Sarbanes Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on January 5, 2004.


                               POWERCHANNEL, INC.

Date:  January 6, 2004     By: /s/ Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President