Form 10KSB
period 2003-12-31
POWERCHANNEL INC
filed 2004-05-18
CIK 894049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-22954

                               POWERCHANNEL, INC.
              (Exact name of small business issuer in its charter)

      State of Delaware                                         65-0952186
(State of or other jurisdiction of                          (IRS Employer
 incorporation or organization)                            Identification No.)

    16 North Main Street, Suite 395, New City, New York                 10956
    ----------------------------------------------------                -----
            (Address of Principal Executive Officers)                 (Zip Code)

                    Issuer's telephone number: (845) 634-7979

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
|X|

         Issuer's revenues for its most recent fiscal year were $95,083.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 11, 2004 was $9,369,229.32. Number of shares outstanding of the Issuer's common stock at $.01 par value as of May 11, 2004 was 25,914,829 and the market price was $.44 per share.

Documents Incorporated by Reference:

None.

Transitional Small Business Disclosure Format:   Yes            No      |X|
                                                     --------         -------

                              CAUTIONARY STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by our company, as well as those contained herein, that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis, are statements regarding the intent, belief or current expectations, estimates or projections of our company, our Directors or our Officers about our company and the industry in which we operate, and are based on assumptions made by management. Forward looking statements include without limitation statements regarding: (a) our growth and business expansion, including future acquisitions; (b) our financing plans; (c) trends affecting our financial condition or results of operations;
(d) our ability to control costs and to meet our liquidity and other financing needs; (e) the declaration and payment of dividends; and (f) our ability to respond to changes in customer demand and regulations. Although we believe that our expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the Internet access industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect our revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render our technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) our customers' willingness to accept our Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-KSB for the year ended December 31, 2003. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Item 1.  Description of Business

We are a developmental stage company incorporated in the State of Delaware on December 11, 1995. We formerly operated under the name Sealant Solutions, Inc. On July 21, 2003, PowerChannel, Inc. merged into our company and pursuant to such agreement, the separate existence of PowerChannel, Inc. ceased to exist and we continued as the surviving corporation. We subsequently changed our name to PowerChannel, Inc. We currently trade on the OTC Electronic Bulletin Board under the symbol PWRC. Our web site address is www.powerchannel.com.

Our principal product is low-cost access to the Internet. We offer an on-line service that enables consumers to experience the Internet through their televisions. We provide this service through a set-top terminal that attaches to a television and telephone line and enables consumers to access our subscription-based on-line service. By attempting to reduce the cost and complexity barriers to Internet access, our goal is to make the Internet available to a wider audience than has previously been possible.

We provide the physical hardware that is used to deliver the Internet through the use of the consumer's existing television. We market our product as an "introduction to the Internet". There is no need to buy a computer and there is no need to know how to use one. We are primarily focused on the Hispanic market, using a bilingual (English/Spanish) approach to meet the needs of the differing generations within the Hispanic community, and offering value to the subscriber through offers, discounts, coupons and prizes. We have our operations in New York.

Our home page offers the subscriber an English/Spanish language option at the click of a button. Our portal points the subscriber to all the major Hispanic portals and to links with Hispanic and sometimes non-Hispanic commercial, educational and community sites. The reach of our links is designed to embrace the full extent of diverse Hispanic cultural and ethnic interests. As we develop, we will continue to utilize the already existing and successful Hispanic-specific content of others to enhance the practical sense of community that our planned household penetration creates. Within the next five years we hope to develop our low cost Internet package in such a way that we are capable of providing our prepackaged low cost Internet on a world wide basis. We intend to focus our marketing efforts on low income communities.

Strategic Alliances

Our goal is to have certain distinct, if not unique, features within a five-year timeframe. These features include a sub-$100 Internet solution and a focus on the Hispanic community. We have specifically targeted the Hispanic Community in the United States, as well as Latin America, as we believe that this market is not properly serviced due to the high cost of various Internet options and the language barrier. We have formed a number of strategic alliances and commercial relationships designed in the aggregate to enable us to offer our services, low cost hardware and access to the Internet available through the television, to the Hispanic market, in the United States and Latin America. Theses alliances and relationships will focus initially on the Los Angeles and New York sectors of the market. In order to access this segment of the industry, we have created the following alliances:

     o Wal-Mart - a retailer in the United States with over 4,000 locations. We have entered into a Vendor Agreement with Wal-Mart whereby Wal-Mart has agreed to purchase our set top boxes for resale in its stores. Our set top boxes are currently sold in six stores and we believe we will be able to expand our presence in Wal-mart over the next months.

     o United Hospital Systems - founded in 1978, is a hospital management company. It is an operator of acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. Currently, together with United Hospital Systems, we are currently testing our daily rental items to patients in a hospital in Lansdale, PA. We offer Internet access through television on a daily rental. Patients are provided with a wireless keyboard and can access the Internet directly through a television.

     o Caribe.Net - an Internet solution for Puerto Rico and the Caribbean. Caribe.net intends to provide our Puerto Rican and Caribbean subscribers our pre-paid Internet access bundle with immediate access to the most advanced and experienced Internet access networks in the Caribbean. Caribe.net has local dial-up numbers that cover the entire Island of Puerto Rico. Pursuant to the agreement, Caribe.Net has agreed to provide dial-up network connectivity to our customers. Caribe.Net is compensated on an hourly basis for its services.

     o ISS-LG, Inc. is a distributor of computers and electronics in the Caribbean. We have entered into a distribution agreement with ISS-LG for our products in Puerto Rico. ISS-LG has agreed to place an initial order for 5,000 set top terminals. The Company shipped approximately 3,800 set top boxes to ISS-LG in the first quarter.

Products, Services and Technology

We offer an Internet on-line service primarily to the Hispanic community that can be accessed by consumers via our set-top terminal which connects to a television and a telephone line. Once our set-top terminal is connected, the user pays an annual fee for unlimited access to the Internet via our network, which performs all of the underlying operations necessary to provide the consumer with access to the Internet.

The Set-Top Terminal

Our set-top terminal, or PowerChannel System, connects to a television and a telephone line to enable the user to access the Internet via our service. In addition to the power cord, the set-top terminal has two cables: one connects to the consumer's television and the other plugs into the telephone line. A t-splitter is also included, which enables the user to plug their telephone and our PowerChannel System into the same phone line. The PowerChannel System incorporate the following features:

     o Simple Installation and Operation: Our set-top terminal utilizes standard electrical and telephone connections to enable consumers to attach the unit to a television and telephone line. Once our set-top terminal is connected to the television and telephone line, the user turns the unit on by pressing the power button, bringing up a brief on-screen registration, requiring the subscriber to agree by clicking the "I Agree" which includes name, address, phone number, credit card information and preference information.

     o Browsing Speed and Reliability: We utilize a variety of hardware, software and network technologies to provide consumers with fast and reliable Internet access, Web-based content and e-mail communication. The PowerChannel Systems comes standard with a V90.56k modem. The set top box that is purchased by our consumers includes a PCTV 750 Internet appliance, which provides the consumer with Internet access through its television, and a wireless keyboard. In addition, we have customized software that is utilized for authorization and integration purposes. Further, we have entered into agreements with Level 3 and UUNet, which provides the Internet capability to our customers. In addition, we employ network management technology that connects the user to any one of several alternative Internet service providers to help provide a reliable and efficient connection to the Internet even if a particular Internet service provider's network is overloaded or shut down.

     o Infrared Keyboard: Our set top boxes come with a wireless keyboard that has traditional keyboard functions.

Our Network

Our network is accessed through the PowerChannel System and consists of three primary components:

     o    user interface and functionality;

     o    network content and features; and

     o    network operations technology.

User Interface and Functionality

We designed our bilingual browser for consumer viewing on a television by incorporating certain video techniques such as scrolling screens to indicate vertical page movement and fading to new pages as well as substantially eliminating certain effects such as the piecemeal construction of web pages typical of PC-based browsers, resizable windows and horizontal scroll bars. In addition, our network offers an on-line help function which guides users through certain aspects of the browsing process and introduces the user to certain of our network's features.

Network Content and Features

Our network currently offers basic services, including unlimited access to the Internet for an annual subscription price. Key features of the our services include the following:

     o The PowerChannel Home Page. The first page seen by the user of our network is our home page. From the home page, the subscriber can access email, chat, shop and explore other areas of the Internet.

     o Search Capability. Our subscribers can search the Internet through third-party search engines. This search capability allows users to search Web sites for information on selected topics by key words input by the user.

     o E-mail. Our network has e-mail capability. Users can send HTML and multimedia enhanced messages to, and receive messages from, anyone with an address on the Internet. In addition, subscribers are allocated designated storage space in order to save e-mail messages for future reference.

Network Operations Technology

Our network operations are based in San Jose, California. The technology utilized by the our network includes the following:

     o Internet Access and Load-Balancing Technology: We provides users with Internet access service through the use of multiple ISP relationships. We currently utilize a number of different ISPs in order to provide Internet access to our subscriber base. Our network management technology enables us to perform load balancing among various ISPs and to employ a form of least-cost routing across multiple ISPs.

     o Proxy Caching: We are able to cache, transcode, reformat, stream and reorder Web data from individual Web sites for downloading to the user's set-top terminal. The PowerChannel System determines the timing for content updates from standard periodicity data incorporated in many Web sites or from learning algorithms where the periodicity data is not included.

     o Modular Scalablity: We currently maintain our network through the use of multiple workstations. Our network is designed so that it can be scaled to accommodate increased volumes of activity by adding additional workstations to our existing inventory.

     o Security Encryption: Client/server encryption technology is employed to help maintain a secure connection between our network server and our set-top terminal client.

Sales, Marketing and Distribution

The PowerChannel System is distributed primarily through the normal consumer electronics distribution channels to retail stores. We complement this distribution effort by installing the PowerChannel System for demonstration purposes and training the dealers to demonstrate the use of our product.

Manufacturing

We have entered into agreements with various parties to manufacture our set-top terminals. These manufacturers build our set-top boxes according to our specifications.

Customer Service

We provide service and technical support organization to provide first-level customer support services to our subscribers. Our customer support and care team respond to customer service and technical support issues received via e-mail or telephone and is available 24 hours a day, seven days a week.

Patents, Copyrights and Trademarks

We regard our patents, copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success and we rely upon patent law, copyright law, trademark law, trade secret protection and confidentiality and/or license agreements with our employees, customers, licensees and others to protect our proprietary rights. We have filed United States and foreign patent applications relating to our hardware, client software and network system software inventions. We pursue the registration of our copyrights and trademarks in the United States and internationally. Effective patent, copyright, trademark and trade secret protection may not be available in every country in which our products and services are distributed or made available through the Internet. There can be no assurance that any pending registration or application will be granted or that the denial of any such registration or application would not have a material adverse effect on our business.

Competition

The business of providing Internet access services is extremely competitive, rapidly evolving and subject to rapid technological change. We expect that such competition will continue to intensify. We operate in the same space as many other Internet access companies, such as other computer and TV based ISP services, dial-up ISPs, cable companies, interactive television and other providers of Internet access to the general public. A large number of companies are developing or have introduced devices and technologies to facilitate access to the Internet via a television. In addition, Microsoft currently offers its MSNTV service. Such competitors include suppliers of low-cost Internet access technologies. In addition, manufacturers of television sets have announced plans to introduce Internet access and Web browsing capabilities into their products or through set-top boxes, using technology supplied by them and others. Operators of cable television systems also have offered Internet access in conjunction with cable service. We also competes with internet service providers and commercial on-line services such as AOL and Compuserve. There can be no assurance that ours competitors will not develop Internet access products and services that are superior to, and priced competitively with our products, thereby achieving greater market acceptance than our offerings. Many of our existing competitors, as well as potential competitors, have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than our company. In addition, certain of our current and prospective competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, more well-established and well funded companies. Such competition could have a material adverse effect on our business, operating results and financial condition.

Employees

As of April 15, 2004, we had a total of eight employees, of which three are full time and five are part time. Two of the employees are operating in the areas of engineering, product development, one in marketing and sales and four in finance and administration.
None of our employees is represented by a labor organization, and we are not a party to any collective bargaining agreement. We have never had any employee strike or work stoppage and considers our relations with our employees to be good.

In addition to the above, we have also entered into five consulting agreements, one of which is with a director of the Company, for the purpose of obtaining certain corporate planning and financial restructuring advice, as well as assistance with contract negotiation and general business matters.

Regulation

We are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, such as registering to operate a business within each state or the collection of sales tax. However, due to the increasing popularity of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Our business is also subject to the FCC regulations for compliance with various suitability mandates in order for our set-top boxes to access the public telephone networks. We have utilized highly reputable testing organizations to ensure our compliance with all safety regulations.

Item 2.  Description of Properties

Our principal executive offices are located at 280 South Mountain Road, New City, New York 10956 and our mailing address is located at 16 North Main Street, Suite 395 New City, New York 10956. Our telephone number is (845) 634-7979. The facility is utilized in the following manner:

          o    administrative offices;
          o    professional offices; and
          o    storage and warehousing.

The facility consists of approximately 1,800 square feet and we lease it for $3,000 per month from Steven Lampert, our Chief Executive Officer and director. The lease expires in 2006. We believe that our existing facilities are adequate for our current use.

Item 3.  Legal Proceedings

Except for the following, we are currently not a party to any material legal proceedings.

     o In October 2003, a stockholder alleging investment fraud filed a claim in the Civil Court of the City of New York seeking damages in the amount of approximately $48,000; and

     o In April 2003, a stockholder alleging investment fraud filed a claim in the Supreme Court of Nassau County seeking damages in the amount of $25,000 plus interest. The plaintiff has withdrawn his claim but may commence this action at a future point in time.

Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market For Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol "PWRC". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                            High                                            Low
          ------------------------- ----------------------------------------------- --------------------------------
          2004

          ------------------------- ----------------------------------------------- --------------------------------
          First Quarter                                    $1.70                                           $0.52
          ------------------------- ----------------------------------------------- ----------------------------------

          2003

          ------------------------- ----------------------------------------------- ----------------------------------
          Fourth Quarter                                    $1.20                                           $0.09
          ------------------------- ----------------------------------------------- --------------------------------
          Third Quarter                                     $1.50                                           $0.12
          ------------------------- ----------------------------------------------- --------------------------------
          Second Quarter                                    $1.01                                           $0.10
          ------------------------- ----------------------------------------------- --------------------------------
          First Quarter                                     $2.25                                           $0.10
          ------------------------- ----------------------------------------------- --------------------------------

          2002

          ------------------------- ----------------------------------------------- --------------------------------
          Fourth Quarter                                    $1.01                                           $0.01
          ------------------------- ----------------------------------------------- ----------------------------------
          Third Quarter                                     $0.04                                           $0.01
          ------------------------- ----------------------------------------------- ----------------------------------
          Second Quarter                                    $0.04                                           $0.01
          ------------------------- ----------------------------------------------- --------------------------------
          First Quarter                                     $0.10                                           $0.02
          ------------------------- ----------------------------------------------- --------------------------------

As of May 11, 2004, there were 25,914,829 shares of common stock outstanding.

As of May 11, 2004, there were approximately 2,067 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Equity Compensation Plan Information

------------------------------------- ----------------------------------- ----------------------------------- ----------------------
                                      Number of securities to be issued    Weighted average exercise price      Number of securities
                                         upon exercise of outstanding      of outstanding options, warrants      remaining available
                                         options, warrants and rights                 and rights                 for future issuance
           Plan Category                             (a)                                 (b)                            (c)
------------------------------------- ----------------------------------- ----------------------------------- ----------------------
Equity compensation plans approved    N/A                                 N/A                                 N/A
by security holders
------------------------------------- ----------------------------------- ----------------------------------- ----------------------
Equity compensation plans not         N/A                                 N/A                                 N/A
approved by security holders
------------------------------------- ----------------------------------- ----------------------------------- ----------------------
Total                                 N/A                                 N/A                                 N/A
------------------------------------- ----------------------------------- ----------------------------------- ----------------------

Stock Option Plan

During 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The aggregate number of common shares that may be issued is 2,500,000. Any key employee shall be eligible to be granted options as determined by the Company's stock option committee. The price of the shares subject to each option shall not be less than 100% of the fair market value of such shares on the date such option is granted. Under this plan, options to purchase shares in the stock of PowerChannel Holdings, Inc. were as follows: 600,000 to James Gambrel, 250,000 to Michael Preston and 250,000 shares to Steven Lampert. The exercise price is $1.00 per share. This 2001 Plan and the outstanding options thereunder were cancelled during July 2003.

Stock Incentive Plan

In July 2003, the Company created a 2003 Stock Incentive Plan (the "2003 Plan") which permits the Company to make awards of stock options, stock appreciations rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights. All employees of the Company and affiliates are eligible to participate. The number of shares that may be delivered or purchased under the plan are up to 3,000,000 shares at a par value of $.01.

During the year ended December 31, 2003 the Company issued an aggregate of 2,885,823 shares of common stock under the 2003 Plan. Such shares were issued to employees, officers and directors, consultants and other professionals for services.

2004 Incentive Stock Plan

During January 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan") under which options (either incentive or nonqualified), stock awards and restricted stock purchase offers, covering an aggregate amount of 2,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 10 years from the date of grant.

Sales of Securities that were not Registered Under the Securities Act of 1933

On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange, as amended, between our company and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into our company. Pursuant to the Stock Purchase Agreement, PowerChannel ceased to exist and we continued as the surviving corporation. In addition, we changed our name to Powerchannel, Inc. Under this agreement, we issued 10,137,897 shares of our common stock. Such shares are deemed "restricted" as defined under Rule 144 as promulgated under the Securities Act of 1933, as amended. Under the terms of the agreement, we are the acquiring company.

To obtain funding for our ongoing operations, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold units to accredited investors with each unit consisting of 50,000 shares of common stock and 50,000 common stock purchase warrants at a price of $25,000 per unit. In connection with this offering we issued an aggregate of 4,975,000 shares of common stock and 4,975,000 common stock purchase warrants. The common stock purchase warrants are each exercisable into one share of common stock at the holder's option at an exercise price of $.75 per warrant. At anytime after the filing of this registration statement, we may call the warrants when the five-day average closing bid price of the common stock equals or exceeds $1.00. The warrants are exercisable for a period of thirty-six months from the final closing of the offering. In connection with this offering, the Company received gross proceeds of $2,487,500 and incurred offering costs of approximately $265,000.

On November 24, 2003, the Company entered into a consulting agreement with James
D. Davidson, a director of the Company, pursuant to which Mr. Davidson has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year. Thereafter, on January 20, 2004, the Company and Mr. Davidson entered into an amended and restated consulting agreement. Pursuant to the consulting agreement, as amended, as partial consideration the Company issued Mr. Davidson an aggregate of 1,020,943 shares of common stock with piggyback registration rights.


On November 24, 2003, the Company entered into a consulting agreement with Salvatore Russo pursuant to which Mr. Russo has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year, which was extended for an additional year. This agreement was amended on January 20, 2004 and again on February 9, 2004. As partial consideration for services provided, Mr. Russo received (i) 750,000 shares of common stock, (ii) stock options with a term of five years to purchase 1,200,000 shares of common stock at $.20 per share and (iii) stock options with a term of five years to purchase 2,000,000 shares of common stock at $1.00 per share. The 750,000 shares of common stock and the shares of common stock issuable upon exercise of the stock options carry piggyback registration rights.

On November 24, 2003, the Company entered into a consulting agreement with G. Robert Tatum pursuant to which Mr. Tatum has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year. Thereafter, on January 20, 2004, the Company and Mr. Tatum entered into an amended and restated consulting agreement. Pursuant to the consulting agreement, as amended, the Company issued Mr. Tatum 1,010,943 shares of common stock with piggyback registration rights.

On December 12, 2003, the Company entered into a consulting agreement with Barry Honig pursuant which Mr. Honig agreed to provide certain business advice to the Company for a period of one year. In consideration for entering into the agreement, the Company issued 1,200,000 shares of common stock at an exercise price of $.40 per share. The options are exercisable for a period of five years and vest in increments of 250,000 on the first day of each month. Mr. Honig is the nephew of the wife of Steven Lampert, the Chief Executive Officer and a director of the Company.

In December 2003, the Company entered into a settlement agreement with Ronald Adams, a note holder, whereby Mr. Adams agreed to cancel his Series A Note in consideration for the issuance of 150,000 shares.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of PowerChannel or executive officers of PowerChannel, and transfer was restricted by PowerChannel in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The statements contained in this Report that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to our company on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Our History

We were incorporated in Delaware in 1995 under the name UC'NWIN Systems, Inc. In August 1999, we changed our name to The Winners Edge.com, Inc. During 1999, as a result of a Chapter 11 Bankruptcy Plan of Reorganization, we acquired the assets of The Winners Edge Licensing Corporation. In addition to the assets, we also acquired a ten-year license with the exclusive right to market the Winners Edge handicapping product renewable for a second ten years. We did not acquire the ownership of the handicapping program. In September 2000, we stopped marketing the Winners Edge handicapping product due to insufficient income. On March 30, 2001, we acquired a roofing sealant product, Roof Shield. In July 2001, we changed our name to Sealant Solutions, Inc. In September 2001, we acquired the rights to sell and distribute in the United States the Lady Ole' line of cosmetics products. In February 2002, we entered into a joint venture agreement with IFG Goldstar Cement Company for the entitlement to a royalty payment based upon the sale of certain concrete products. In April of 2002, we sold our rights to the Lady Ole line of cosmetic products. In November of 2002, we agreed to terminate and cancel the remaining term of our licensing agreement with the Winners Edge Licensing Corporation.

On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange, as amended, between our company and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into our company. Pursuant to the Stock Purchase Agreement, PowerChannel ceased to exist and we continued as the surviving corporation. In addition, we changed our name to Powerchannel, Inc. Under this agreement, we issued 10,137,897 shares of our common stock. Such shares are deemed "restricted" as defined under Rule 144 as promulgated under the Securities Act of 1933, as amended. Under the terms of the agreement, we are the acquiring company. The merger was accounted for as a reverse merger, which effectively is a recapitalization of the target company.

Pursuant to the Agreement, Michael Fasci remained on our Board of Directors until his resignation in February 2004, Edward Fasci resigned from our Board of Directors and Steven Lampert was appointed to our Board of Directors. In addition, Michael Fasci resigned as President and Chief Executive Officer and

Steven Lampert was appointed as President, Chief Executive Officer, Chief Financial Officer and Secretary. The Acquisition was approved by the unanimous consent of the Board of Directors of our company and PowerChannel on July 21, 2003. Mr. Lampert has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock so that Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

Business Summary

We provide low-cost access to the Internet. In order to accomplish this, we also provide the physical hardware to deliver it through the use of the consumer's existing television. We are primarily focused on the Hispanic market, using a bilingual (English/Spanish) approach to meet the needs of the differing generations within the Hispanic community. Our home page offers the subscriber an English/Spanish language option at the click of a button. Our portal points the subscriber to all the major Hispanic portals and to links with Hispanic commercial, educational and community sites. The reach of our links is designed to embrace the full extent of diverse Hispanic cultural and ethnic interests. As we develop, we will continue to utilize the already existing and successful Hispanic-specific content of others to enhance the practical sense of community that its planned household penetration creates.

Results of Operations - Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

We generated $95,083 of revenues during the year ended December 31, 2003. During the year ended December 31, 2002, we had no revenues. The reason for the increase in the revenues was the Company's change in its business plan in connection with its reverse merger in July 2003. Revenues from the sale of the Company's set-top boxes are recognized at the time of shipment to the customer. Access fees are deferred and amortized over the life of the subscription.

Costs and Expenses

Cost and expenses incurred for the year ended December 31, 2003, aggregated $5,157,548 as compared to $2,007,652 for the year ended December 31, 2002. Cost and expenses increased by $3,149,896 for the year ended December 31, 2003 when compared to the previous year. This increase resulted from the following:

     o cost of sales for the year ended December 31, 2003 was $5,811 as compared to none for the year ended December 31, 2002, which such increase was the result of the Company's change in its business plan in connection with its reverse merger in July 2003;
     o the Company recognized a charge of $443,063 representing a write down of its inventories;
     o the Company incurred an impairment loss on its investment in Powerchannel Europe, PLC, an unconsolidated affiliate, in the amount of $574,000;
     o the Company incurred a cost related to the settlement of debt in the amount of $111,000; and
     o the Company recognized stock based compensations in the amount of $2,321,000 during the year ended December 31, 2003 as compared to none during the year ended December 31, 2002.

The foregoing elements of costs and expenses are offset by a decrease in the selling, general and administrative expenses of approximately $1,167,000. The Company incurred interest expense in the amount of $155,495 for the year ended December 31, 2003.

Net Loss

The net loss was $4,393,962 for the year ended December 31, 2003, as compared to a net loss of $2,074,174 for the year ended December 31, 2002. The net loss increased by $2,319,788 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2003.

Liquidity and Capital Resources

Financial Condition

The Company has generated minimal revenue to date and has financed its operations through sales of its common stock and debt. The future success of the Company depends upon its ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that the Company will be able to do so.

At December 31, 2003, the Company had total current assets of $269,690 and total current liabilities of $5,574,956 resulting in a working capital deficiency of $5,305,266. In addition, the Company had a shareholders deficit of $5,286,198 at December 31, 2003.

The Company is a development stage company that has a working capital deficit at December 31, 2003 of $5,305,266 and for the period August 10, 1998 (inception) to December 31, 2003 has incurred net losses aggregating $11,919,739. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock in the Company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time.

Capital Resources

The Company anticipates generating cash to continue its operations either though private sales of its common stock or from capital contributions from its officers and/or directors. In addition, the Company hopes to reach levels of revenue sufficient to meet its operating costs. There is no guarantee that the Company will be able to reach these levels or generate cash through the sale of its common stock.


Since the merger in July 2003 through April 2004, the Company's investors have provided funding approximately in the amount of $2,550,000 in cash and various parties have provided services valued at approximately $5,000,000 in consideration for the issuance of securities issued or to be issued. The Company needs to raise an additional $2,000,000during the next 12 months to effectively institute its business plan to market and distribute its products. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

In February 2000, the Company issued Series A Convertible Notes (the "Series A Notes") in the aggregate amount of $280,000 to several investors (the "Original Holders").

On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. The Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter. Such 1,504,193 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year. Amortization reported as stock based compensation amounted to $778,232 for the year ended December 31, 2003. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

On June 25, 2003, the Company borrowed $112,000 (the "June 2003 Note") from Knightsbridge pursuant to that certain Promissory Note and Security Agreement entered with Knightsbridge. In connection with the June 2003 Note, the Company granted a security interest in all of its inventory. In addition, several stockholders of the Company, including Steven Lampert, the CEO of the Company, pledged their shares to Knightsbridge to secure the June 2003 Note.

On July 31, 2003, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Churchill Investments, Inc. ("Churchill"), pursuant to which the Company engaged Churchill to provide certain advisory services for a one-year term, for an aggregate fee of $250,000, which Churchill agreed to accept in the form of a non-recourse assignment (the "Non-recourse Assignment") of $280,000 Series A Notes. Following the execution and delivery of the Non-recourse Assignment, Churchill or its assignees, converted $110,539 of the Notes into 855,000 shares of common stock. The value of such shares in the amount of $579,700 has been charged to operations for the year ended December 31, 2003. The issuance of the shares of common stock in connection with the conversion of the Series A Notes may not have been in compliance with certain state and federal securities laws. The Company is currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance, which include, but are not limited to, damages that may result from the Company having to rescind the issuance of these shares. The payment of damages could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

In December 2003, the Company entered into a settlement agreement with Ronald Adams, one of the Original Holders of the Series A Notes, whereby Adams agreed to cancel his Series A Note in consideration for the issuance of 150,000 shares.

In January 2004, the Company paid an aggregate of $299,816 to four of the remaining Original Holders of the Series A Notes in full and final satisfaction for the Company's remaining obligations due under their Series A Notes.

In May 2004, the Company and Churchill entered into a mutual release whereby the parties released each other from all obligations with respect to the Consulting Agreement and the Non-recourse Assignment. In addition, Churchill agreed to reassign the remaining outstanding balance of the Series A Notes in the amount of $169,461 to the Company and the Company agreed to indemnify Churchill for any losses due to claims instituted by third party purchasers of shares issued upon conversion of the Series A Notes.

In addition, in May 2004, the Company paid off the balance owed in connection with the June 2003 Note. Simultaneously with such payment of the outstanding balance of the June 2003 Note, Knightsbridge agreed to (i) release its security interest on the Company's inventory and (ii) return all of the shares that had been pledged to it as collateral for the June 2003 Note. In addition, the Company and Knightsbridge entered into a mutual release whereby the parties released each other from all obligations with respect to the June 2003 Note.

Risk Factors

Risks relating to our company

We have a history of losses since our inception and expect to incur losses for the foreseeable future.

Net losses for the year ended December 31, 2003 were $4,393,962. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We have a limited operating history in which to evaluate our business

Although our predecessor was in business for eight years, we have been in business less than one year. We have limited operating history and limited assets. Our limited financial resources are significantly less than those of other companies, which can develop a similar product in the U.S.

If we do not obtain additional cash to operate our business, we may not be able to execute our business plan and may not achieve profitability.

In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover these added losses, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. To the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the OTC Bulletin Board and cause investment losses for our shareholders.

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 16, 2004, our independent auditors stated that our financial statements for the year ended December 31, 2003 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies from our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our future success is dependent, in part, on the performance and continued service of our President.

Our performance and future operating results are substantially dependent on the continued service and performance of Steven Lampert, our President, Chief Executive Officer and shareholder. We will rely on Mr. Lampert to develop our business and possible acquisitions. If Mr. Lampert's services become unavailable, our business and prospects would be adversely affected. We do not currently maintain "key man" insurance for any of our executive officers or other key employees and do not intend to obtain this type of insurance until such time as the Company has positive cash flow and is profitable. The loss of the services of Mr. Lampert could have a material adverse effect on our financial condition, operating results, and, on the public market for our common stock.

Increased competition in the Internet service industry may make it difficult for our company to attract and retain members and to maintain current pricing levels.

We operate in the Internet services market, which is extremely competitive. Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

     o established online service providers, such as America Online, Inc., the Microsoft Network and Prodigy Communications Corporation;

     o    local, regional and national Internet service providers;

     o    national telecommunications companies;

     o regional Bell operating companies, such as BellSouth Corporation and SBC Communications Inc.;

     o personal computer manufacturers with Internet service provider businesses such as Gateway, Inc. and Dell Computer Corporation;

     o    "free access" Internet service providers; and

     o    online cable services; and

     o television manufacturers with "built in Internet capabilities" such as Sony, Toshiba and Mitsubishi.

We will also face competition from companies that provide broadband and other high-speed connections to the Internet, including local and long-distance telephone companies, cable television companies, electric utility companies, and wireless communications companies. These companies may use broadband technologies to include Internet access or Web hosting in their basic bundle of services or may offer Internet access or Web hosting services for a nominal additional charge. Broadband technologies enable consumers to transmit and receive print, video, voice and data in digital form at significantly faster access speeds than existing dial-up modems.

Our competition is likely to increase. We believe this will probably happen as large diversified telecommunications and media companies acquire Internet service providers, as Internet service providers consolidate into larger, more competitive companies and as providers who offer free access to the Internet grow in number and size. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. In addition, competitors may charge less than we do for Internet services, or may charge nothing at all in some circumstances, causing us to reduce, or preventing us from raising, our fees. Furthermore, the increase in "wired" homes with high speed Internet access equipment built directly into the home may prevent us from achieving a substantial member based. As a result, our business may suffer.

Any disruption in the Internet access provided by our company could adversely affect our business, results of operations and financial condition.

Our systems and infrastructure will be susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and sabotage. Our systems also will be vulnerable to disruptions from computer viruses and attempts by hackers to penetrate our network security.

We will be covered by insurance from loss of income from some of the events listed above, but this insurance may not be adequate to cover all instances of system failure. Any of the events described above could cause interference, delays, service interruptions or suspensions and adversely affect our business and results of operations.

We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of members who use the services we expect to provide. Demands on infrastructure that exceed our current forecasts could result in technical difficulties with our servers. Continued or repeated system failures could impair our reputation and brand names and reduce our revenues.

If, in the future, we cannot modify these systems to accommodate increased traffic, we could suffer slower response times, problems with customer service and delays in reporting accurate financial information. Any of these factors could significantly and adversely affect the results of our operations.

If our third party network providers are unable or unwilling to provide Internet access to our members on commercially reasonable terms, we may suffer the loss of customers, higher costs and lower overall revenues.

We provide dial-up access through company-owned points of presence and through third party networks. We will be able to serve our members through the combination of network providers that we deem most efficient. Our ability to provide Internet access to our members will be limited if:

     o our third-party network providers are unable or unwilling to provide access to our members;
     o we are unable to secure alternative arrangements upon termination of third-party network provider agreements; or
     o    there is a loss of access to third-party providers for other reasons.

These events could also limit our ability to further expand nationally and/or internationally, which could have a material adverse affect on our business. If we lose access to third-party providers under current arrangements, we may not be able to make alternative arrangements on terms acceptable to us, or at all. We do not currently have any plans or commitments with respect to alternative third-party provider arrangements in areas served by only one network provider. Moreover, while the contracts with the third-party providers require them to provide commercially reliable service to our members with a significant assurance of accessibility to the Internet, the performance of third-party providers may not meet our requirements, which could materially adversely affect our business, financial condition and results of operations.

Our revenues and results of operations will be dependent upon our proprietary technology and we may not be successful in protecting our proprietary rights or avoiding claims that we are infringing upon the proprietary rights of others.

Our success depends in part upon our software and related documentation. We principally rely upon copyright, trade secret and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights, which could materially adversely affect our business, financial condition, and results of operations. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business, financial condition and results of operations. If a third party asserts a claim relating to proprietary technology or information against us, we may seek licenses to the intellectual property from the third party. We cannot be certain, however, that third parties will extend licenses to us on commercially reasonable terms, or at all. If we fail to obtain the necessary licenses or other rights, we could materially adversely affect our business, financial condition and results of operations.

If we fail to grow our user base, we may not be able to generate revenues, decrease per user telecommunications costs or implement our strategy

If we are unable to grow our user base, we may not be able to generate revenues, decrease per-user telecommunications costs or implement our strategy. We intend to generate new users through other distribution channels, such as television, radio and print media advertising, direct marketing campaigns, and bundling, co-branding and retail distribution arrangements. However, we have little practical experience with marketing our service through these channels. If these distribution channels prove more costly or less effective than anticipated, it could adversely impact our ability to grow. We would also be unable to grow our user base if a significant number of our current registered users stopped using our service. We cannot assure you that we will be able to successfully address these issues and retain our existing user base.

Changed in government regulation could decrease our revenues and increase our costs.

Changes in the regulatory environment could decrease our revenues and increase our costs. As a provider of Internet access and e-mail services, we are not currently subject to direct regulation by the Federal Communications Commission. However, several telecommunications carriers are seeking to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet access providers in a manner similar to long distance telephone carriers and to impose access fees on these providers, and recent events suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

We remain subject to numerous additional laws and regulations that could affect our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. These laws and regulations have covered, or may cover in the future, issues such as:

     o    user privacy;

     o    pricing;

     o    intellectual property;

     o    federal, state and local taxation;

     o    distribution; and

     o    characteristics and quality of products and services.

Legislation in these areas could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Additionally, because we rely on the collection and use of personal data from our subscribers for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The Federal Trade Commission has begun investigations into the privacy practices of companies that collect information about individuals on the Internet. In addition, the FTC is conducting an ongoing investigation into the marketing practices of Internet-related companies, including Juno. As part of the FTC's activities, we have been requested to provide, and have provided, marketing-related and customer service-related information to the FTC. Depending on the outcome of the FTC inquiry, we could be required to modify our marketing or customer service practices in a way that could negatively affect our business.

It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, while we do not currently operate outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on our business, especially if we should expand internationally.

The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. For example, numerous bills have been presented to Congress and various state legislatures designed to address the prevalence of unsolicited commercial bulk e-mail on the Internet. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease our potential revenues or otherwise cause our business to suffer.

Regulation of content and access could limit our ability to generate revenues and expose us to liability

Prohibition and restriction of Internet content and access could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium and expose us to liability. A variety of restrictions on content and access, primarily as they relate to children, have been enacted or proposed, including laws which would require Internet service providers to supply, at cost, filtering technologies to limit or block the ability of minors to access unsuitable materials on the Internet. Because of these content restrictions and potential liability to us for materials carried on or disseminated through our systems, we may be required to implement measures to reduce our exposure to liability. These measures may require the expenditure of substantial resources or the discontinuation of our product or service offerings that subject us to this liability. Further, we could incur substantial costs in defending against any of these claims and we may be required to pay large judgments or settlements or alter our business practices. In addition, our liability insurance may not cover potential claims relating to the Internet services we provide or may not be adequate to indemnify us for all liabilities that may be imposed on us.

We could be exposed to liability for defamation, negligence and infringement.

Because users download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. While we have attempted to obtain safe harbor protection against claims of copyright infringement under the Digital Millenium Copyright Act of 1998, there can be no guarantee that we will prevail in any such claims. We also could be exposed to liability because of third-party content that may be accessible through our services, including links to Web-sites maintained by our users or other third parties, or posted directly to our Web-site, and subsequently retrieved by a third party through our services. It is also possible that if any third-party content provided through our services contains errors, third parties who access such material could make claims against us for losses incurred in reliance on such information. You should know that these types of claims have been successfully brought against other online service providers. In particular, copyright and trademark laws are evolving and it is uncertain how broadly the rights provided under these laws will be applied to online environments. It is impossible for us to determine who the potential rights holders may be with respect to all materials available through our services.

We are dependent on strategic marketing alliances as a source of revenues and our business could suffer if any of these alliances are terminated.

We have strategic marketing alliances with a number of third parties, and most of our strategic marketing partners have the right to terminate their agreements with us on short notice. Any termination may result in the substantial loss of members obtained through the alliance. If any of our strategic marketing agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also expect that we will not be able to renew all of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional strategic marketing alliances, or that any additional relationships, if entered into, will be on terms favorable to us. Our receipt of revenues from our strategic marketing alliances may also be dependent on factors which are beyond our control, such as the quality of the products or services offered by our strategic marketing partners.

Risks Related To Our Stock

A former consultant may be entitled to receive 11.50% of the Company's fully diluted outstanding shares which, if the Company is required to issue these shares, could have a material adverse effect on our financial condition.

On June 23, 2003, the Company entered into an Engagement Letter which requires that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

Shares of common stock issued in connection with the conversion of Series A Convertible Notes may have not have been in compliance with certain state and federal securities laws.

On July 31, 2003, the Company entered into a Consulting Agreement pursuant to which the Company engaged the consultant to provide certain advisory services for a one-year term, for an aggregate fee of $250,000. In lieu of payment, the Consultant agreed to accept in the form of a non-recourse assignment of $280,000 Series A Convertible Notes. Following the execution and delivery of the Non-recourse Assignment, the consultant or its assignees, converted $110,539 of the Series A Convertible Notes into 855,000 shares of common stock. The issuance of the shares of common stock in connection with the conversion of the Series A Convertible Notes may not have been in compliance with certain state and federal securities laws. The Company is currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance, which include, but are not limited to, damages that may result from the Company having to rescind the issuance of these shares. The payment of damages could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

Steven Lampert, the Company's sole officer and a director, entered into an agreement whereby he may be required to transfer his shares of common stock of the Company

Steven Lampert has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock so that Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

We have anti-takeover provisions, which could inhibit potential investors or delay or prevent a change of control that may favor you.

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 5,000,000 shares of preferred stock (less any outstanding shares of preferred stock) with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.

If we cannot operate as a going concern, our stock price will decline and you may lose your entire investment.

Our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003 which states that, due to recurring losses from operations since inception of the Company, there is substantial doubt about our ability to continue as a going concern.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principals of Consolidation

The consolidated financial statements include the accounts of PowerChannel, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company has recognized a loss of $443,063 during the year ended December 31, 2003 related to the valuation of its inventories.

Investment in PowerChannel Europe PLC

The investment in an unconsolidated affiliate, PowerChannel Europe PLC, over which the Company exercises significant influence but not control, is accounted for by the equity method. As of December 31, 2003 the Company has recognized an other than temporary loss in value of this investment and accordingly has reduced the carrying amount down to zero.

Deferred Offering Costs


Deferred offering costs represent costs incurred in connection with a proposed offering of the Company's securities. Upon successful completion of the proposed offering such costs will be charged to additional paid-in capital. These deferred offering costs represent the issuance of 35,000 shares of common stock valued at $14,000. Accordingly, deferred offering costs are reported as a component of stockholders' deficit.

Revenue Recognition

Revenues from the sale of set-top boxes are recognized at time of shipment to customer. Access fees are deferred and amortized over the life of the subscription.

Foreign Currency Translation

Receivables of the Company's unconsolidated UK Affiliate is translated to US dollars using the current exchange rate for assets and liabilities. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) which is reported on the accompanying consolidated statement of stockholders' deficit as a component of accumulated other comprehensive income (loss) consists of accumulated foreign translation gains and losses.

Stock-Based Compensation

As permitted under FAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price. Warrants and options issued to nonemployees are accounted for using the fair value method of accounting as prescribed by FAS No. 123 and Emerging Issues Tak Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The Company uses the Black-Scholes option pricing model to value options, restricted stock grants and warrants granted to nonemployees.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Common stock issued and outstanding with respect to the pre-merger Sealant stockholders has been included since January 1, 2001.

Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

Pro-forma weighted average shares outstanding includes the pro-forma issuance of 1,504,953 common shares reserved to be issued pending potential litigation (see
Note 11).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143 (FAS 143), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" which is required to be adopted in fiscal years beginning after June 15, 2002. FAS 143 establishes accounting standards for the recognition of and measurement of an asset retirement obligation and its associated asset retirement cost.

In April 2002, the FASB issued FAS No. 145 (FAS 145), "Recission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other matters, limits the classification of gains and losses from extinguishments of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 145 is effective no later than January 1, 2003.


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

In May 2003, the FASB issued FAS No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS No. 144 retains the fundamental provisions of FAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS No. 144 was effective in 2002.

On December 31, 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to FAS No. 123's fair value method of accounting for stock-based employee compensation. FAS No. 148 also amends the disclosure provisions of FAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123, or the intrinsic value method of APB Opinion 25, "Accounting for Stock issued to Employees" ("APB 25").

The adoption of FAS 143,144, 145 (other than as noted below), 146 and 150 is not expected to have a material effect on the Company's results of operations or financial position. The adoption of FAS 145 in recording the Company's shares of PowerChannel Europe PLC's 2001 net income was not material.

ITEM 7.     FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2004, we notified Radin Glass & Co., LLP, our independent public accountants, that we were terminating its services, effective as of that date. On January 26, 2004, we engaged Wolinetz, Lafazan & Company, P.C. as our principal independent accountant. This decision to dismiss Radin and engage Wolinetz was ratified by the majority approval of the Board of Directors of the Company.

During the last two fiscal years ended December 31, 2002 and December 31, 2001 and through January 23, 2004, (i) there were no disagreements between our company and Radin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Radin would have caused Radin to make reference to the matter in its reports on our financial statements, and (ii) Radin's report on our financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion, except that Radin's report on the consolidated financial statements for the year ended December 31, 2002 contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. In addition, Radin resigned as our independent auditors on November 24, 2003. Radin informed our company that the resignation resulted from the fact that we filed our Form 10-QSB on November 14, 2003, for the quarter ended September 30, 2003, without adequate disclosure indicating that a review of the financial statements included therein had not been completed by Radin. Effective as of December 16, 2003, we re-engaged Radin as our independent auditor. On January 5, 2004, we filed an amended Form 10-QSB, which was reviewed by Radin. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through January 23, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years and through January 26, 2004, we have not consulted with Wolinetz regarding either:

     o the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Wolinetz concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

     o any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and their ages and positions are:

--------------------------------------------- ------------------------------------------ ------------------------------------------
Name                                          Age                                        Position
--------------------------------------------- ------------------------------------------ ------------------------------------------
Steven Lampert                                54                                         President, Chief Executive Officer,
                                                                                         Chief Financial Officer and Chairman of
                                                                                         the Board
--------------------------------------------- ------------------------------------------ ------------------------------------------
James Davidson                                54                                         Director
--------------------------------------------- ------------------------------------------ ------------------------------------------

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Steven Lampert, President, Chief Executive Officer, Chief Financial and Chairman of the Board

Steven Lampert was appointed as President, Chief Executive Officer, Chief Financial and Chairman of the Board on July 21, 2003. Mr. Lampert has been the President and Chief Executive Officer of PowerChannel, Inc. since 1998. Prior to 1998, Mr. Lampert co-founded Long Distance Direct and was its Chief Executive Officer from December 1991. Prior to founding Long Distance Direct, Mr. Lampert was President of Comtec, Inc., a New York based telecommunications corporation that provided voice-response telephony services, from November 1985 through November 1991. Prior to 1985, Mr. Lampert served as a Director of Telecommunications for NBC and Corning Labs. Mr Lampert holds a BA degree from Hunter College, New York.

James Davidson, Director

James Dale Davidson, has served as a Director since January 2004. Mr. Davidson is a private investor and analyst. He founded Agora, Inc. a worldwide publishing group with offices in Baltimore, London, Dublin, Paris, Johannesburg, Melbourne and other cities, The Hulbert Financial Digest and Strategic Investment. In conjunction with Lord Rees-Mogg, co-editor of Strategic Investment and former editor of the Times of London, he co-authored a series of books on financial markets. Mr. Davidson also is a current or recent director of a number of companies, many of which he founded. They include MIV Therapeutics, GeneMax, New Paradigm Capital (Bermuda), Anatolia Minerals Development Corporation, and Wharekauhau Holdings (New Zealand). In addition, Mr. Davidson is a director of Plasmar, S.A. (La Paz, Bolivia) Martinborough Winery Ltd. (New Zealand) and New World Premium Brands Ltd. (New Zealand). He is the editor of Vantage Point Investment Advisory, a private financial newsletter with a worldwide circulation. Mr. Davidson has a B.A., M.A. in Literature, Oxford University, U.K.

Executive Officers of the Company

Officers are appointed to serve at the discretion of the Board of Directors. None of the executive officers or directors of the Company has a family relationship with any other executive officer or director of the Company.

The Committees

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors. The board of directors have determined that at present the Company does not have an audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating the Company's financial statements and understanding internal controls and procedures for financial reporting. In addition, the Company has been seeking and continues to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of our company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of our company during 2003, except that Mr. James Davidson failed to file once.

ITEM 10.     EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2002, 2001 and 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Michael E. Fasci (1)      2003       --           --           --             --            --          --            --
  CEO, CFO                2002     37,500          0            0          12,500           --          --            --


Steven Lampert            2003      --            --        $305,000(3)                     -            -             -
  CEO, CFO                2002(2)  $217,017
                          2001(2)  $331,003

(1) Mr. Fasci resigned as CEO and CFO in July 2003 and a director in February 2004.
(2) Mr. Lampert received the compensation as an officer and director of PowerChannel, Inc. prior to its merger with Sealant Solutions, Inc.
(3) In connection with services provided, Mr. Lampert received an aggregate of 500,000 shares of common stock valued at $305,000. Of the shares issued, 250,000 of the shares valued at $100,000 were issued under the 2003 Stock Incentive Plan and 250,000 of the shares valued at $205,000 were issued under the 2004 Stock Incentive Plan. All of the shares were registered on a Form S-8 Registration Statement.

Options/SARs Grants During Last Fiscal Year

During the fiscal year ended December 31, 2003, no executive officer or director were granted options to purchase shares of common stock.

Directors and committee members did not receive, and were not eligible for, compensation from us during the fiscal year ending December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

None.

Executive Employment Agreements

In February 2004, we have entered into an employment agreement with Steven Lampert, our CEO and a director. The employment agreement provides Mr. Lampert with $160,000 per annum in compensation. We currently have no other employment agreements in place with any officers of our company.

Consulting Agreements

We have entered into the following consulting agreements:

   o On November 24, 2003, the Company entered into a consulting agreement with James D. Davidson, a director of the Company, pursuant to which Mr. Davidson has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year. Thereafter, on January 20, 2004, the Company and Mr. Davidson entered into an amended and restated consulting agreement. Pursuant to the consulting agreement, as amended, the Company has paid Mr. Davidson (i) 1,020,943 shares of common stock with piggyback registration rights.

   o On November 24, 2003, the Company entered into a consulting agreement with Salvatore Russo pursuant to which Mr. Russo has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year, which was extended for an additional year. This agreement was amended on January 20, 2004 and again on February 9, 2004. As consideration for services provided, Mr. Russo received (i) 450,000 shares of common stock, (ii) 1,460,943 shares of common stock that were registered on Form S-8 Registration Statement, (iii) the sum of $202,000,
      (iv) stock options with a term of five years to purchase 1,200,000 shares of common stock at $.20 per share and (v) stock options with a term of five years to purchase 2,000,000 shares of common stock at $1.00 per share. The 750,000 shares of common stock and the shares of common stock issuable upon exercise of the stock options carry piggy back registration rights.

   o  On November 24, 2003, the Company entered into a consulting agreement with
      G. Robert Tatum pursuant to which Mr. Tatum has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year. Thereafter, on January 20, 2004, the Company and Mr. Davidson entered into an amended and restated consulting agreement. Pursuant to the consulting agreement, as amended, the Company has paid Mr. Tatum (i) 1,010,943 shares of common stock with piggyback registration rights and (ii) a cash bonus of $10,000.

   o In December 2003, we entered into a consulting agreement with Cioffi Business Management Services pursuant to which Cioffi Business Management Services agreed to provide certain corporate planning and contract negotiation services for a period of one year, which was subsequently terminated. As consideration for the services, the Company issued Cioffi Business Management Services 150,000 shares of common stock of the Company, which shares have demand and piggyback registration rights. In addition, in February 2004, Cioffi Business Management Services was issued an additional 50,000 shares of common stock.

   o On December 12, 2003, the Company entered into a consulting agreement with Barry Honig pursuant which Mr. Honig agreed to provide certain business advice to the Company for a period of one year. In consideration for entering into the agreement, the Company issued 450,000 shares of common stock as well as an option to purchase 1,200,000 shares of common stock at an exercise price of $.40 per share. The shares are exercisable for a period of five years and vest in increments of 250,000 on the first day of each month. To date, the Company has issued 425,000 shares of common stock that were registered pursuant to a Form S-8 Registration Statement and we are obligated to issue an additional 25,000 shares of common stock. The Company is required to file a Form S-8 Registration Statement covering the shares and the shares underlying the options. In addition, pursuant to a consulting agreement entered with Mr. Honig in August 2003, the Company issued Mr. Honig 450,000 shares of common stock that were registered on a Form S-8 Registration Statement. Mr. Honig is the nephew of the wife of Steven Lampert, the Chief Executive Officer and a director of the Company.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of April 19, 2004, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

------------------------------------------------- ----------------------------------------------- ----------------------------------
Name of Beneficial Owner                          Common Stock Beneficially Owned                 Percentage of Common Stock(2)
------------------------------------------------- ----------------------------------------------- ----------------------------------
Steven Lampert(2)(3)                              3,597,025(1)                                    13.88%
------------------------------------------------- ----------------------------------------------- ----------------------------------
James Davidson(2)                                 1,024,101                                        3.95%
------------------------------------------------- ----------------------------------------------- ----------------------------------

All of executive officers and directors (2
persons)                                          4,692,373                                       18.11%
------------------------------------------------- ----------------------------------------------- ----------------------------------

* Less than 1% of the outstanding common stock.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 19, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 25,914,829 shares of common stock outstanding on May 11, 2004, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of May 11, 2004.

(2) Executive officer and/or director.

(3) Mr. Lampert has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock so that Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2002, we issued 87,209 restricted shares of common stock to an officer of our company in exchange for the cancellation of $87,209 of indebtedness.

In February 2002, we sold 250 restricted common stock at $1.00 per share to an accredited investor pursuant to a private placement which shares were subsequently purchased by the sole officer of our company.

In April 2002, we issued 1,000 restricted shares of common stock to a non-affiliate in consideration of a full release of all claims against us in connection with the Lady Ole cosmetics business.

In November 2002, we issued 15,000 restricted shares of common stock to two non-affiliates in full settlement of pending litigation.

In January 2004, we issued 250,000 shares of common stock under our 2004 Stock Incentive Plan to Steven Lampert, our CEO and director, for services rendered. These shares were registered on a Form S-8 Registration Statement.

In January 2004, we issued James Davidson, a director of our company, 750,000 shares of common stock for services rendered as a director. The shares are restricted in accordance with Rule 144 as promulgated under the Securities Act of 1933, as amended.

We currently lease our executive offices from Steven Lampert, our CEO and a director. The facility consists of approximately 1,800 square feet and we lease it for $2,500 per month.

On November 24, 2003, the Company entered into a consulting agreement with James
D. Davidson, a director of the Company, pursuant to which Mr. Davidson has agreed to provide certain corporate planning and financial restructuring advice to the Company for a period of one year. Thereafter, on January 20, 2004, the Company and Mr. Davidson entered into an amended and restated consulting agreement. Pursuant to the consulting agreement, as amended, the Company has paid Mr. Davidson (i) 1,020,943 shares of common stock with piggyback registration rights and (ii) a cash bonus of $10,000.

On December 12, 2003, the Company entered into a consulting agreement with Barry Honig pursuant which Mr. Honig agreed to provide certain business advice to the Company for a period of one year. In consideration for entering into the agreement, the Company issued 450,000 shares of common stock as well as an option to purchase 1,200,000 shares of common stock at an exercise price of $.40 per share. The shares are exercisable for a period of five years and vest in increments of 250,000 on the first day of each month. To date, the Company has issued 425,000 shares of common stock that were registered pursuant to a Form S-8 Registration Statement and we are obligated to issue an additional 25,000 shares of common stock. The Company is required to file a Form S-8 Registration Statement covering the shares and the shares underlying the options. In addition, pursuant to a consulting agreement entered with Mr. Honig in August 2003, the Company issued Mr. Honig 450,000 shares of common stock that were registered on a Form S-8 Registration Statement. Mr. Honig is the nephew of the wife of Steven Lampert, the Chief Executive Officer and a director of the Company.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

Reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report except for the following:

          o we filed an amended Form 8-K under Item 1. reporting that PowerChannel, Inc. and Sealant Solutions, Inc. entered into a Stock Purchase and Exchange Agreement, as amended, whereby PowerChannel merged into Sealant Solutions.

Exhibits

         The following Exhibits are filed as part of this Report:

Exhibit No.       Name of Exhibit

3.1  Certificate of Incorporation(1)

3.2  Bylaws(2)

3.3  Certificate of Amendment to the Certificate of Incorporation(2)

3.4  Certificate of Amendment to the Certificate of Incorporation(4)

3.5  First Amended Plan of Reorganization(2)

3.6  Order confirming Debtor's First Amended Plan of Reorganization(2)

10.1 Stock Purchase Agreement and Share Exchange entered between Sealant Solutions, Inc. and PowerChannel, Inc. (3)

10.2 Amendment No. 1 to Stock Purchase Agreement and Share Exchange entered between Sealant Solutions, Inc. and PowerChannel, Inc. (3)

10.3 Employment Agreement entered between the Company and Steven Lampert(4)

10.4 Amended and Restated Consulting Agreement entered with James D. Davidson

10.5 Amended and Restated Consulting Agreement entered with G. Robert Tatum

10.6 Consulting Agreement with Barry Honig

10.7 Amended and Restated Consulting Agreement entered with Salvatore Russo

10.8 Amendment No. 1 to the Amended and Restated Consulting Agreement entered with Salvatore Russo

10.9 Amendment No. 2 to the Amended and Restated Consulting Agreement entered with Salvatore Russo

14.1 Code of Ethics of Powerchannel, Inc.

21.1 Subsidiaries of the Registrant.(4)

31.1 Certification of Chief Executive Officer/Chief Financial Officer of PowerChannel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer/Chief Financial Officer of PowerChannel, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------

(1)  Filed as an exhibit to our registration statement of Form S-18.

(2) Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 1999.

(3)  Filed as an exhibit to our Form 8-K Current Report filed July 27, 2003.

(4) Filed as an exhibit to our Form SB-2 Registration Statement filed February 12, 2004.

Item 14.  Principal Accountant Fees and Services

      1            2            3            4            5
-----------   ----------   -------------  --------     ---------
Fiscal Year   Audit        Audit-Related  Tax Fees     All Other
Ending         Fees        Fees                        Fees
-----------   ----------   -------------  --------     ---------
Year Ended
December 31,
2003          $58,000      --           --           --
-----------   ----------   -------------  --------     ---------
Year Ended
December 31,
2002          $50,000       --          --           --
-----------   ----------   -------------  --------     ---------
The following is a description of all services rendered:

Audit Fees - fees billed for services rendered by the auditor for the audit of the annual financial statements and review of the quarterly financial statements.

Audit-Related Fees - fees billed for assurance and related services by the auditor that are reasonably related to the performance of the audit or review of the company's financial statements and are not reported under Audit Fees.

Tax Fees - fees billed for services rendered by the auditor for tax compliance, tax advice, and tax planning.

All Other Fees - fees billed for products and services provided by the auditor, other than the above services.

We do not have an audit committee of our board of directors. Our board of directors pre-approves all auditing services and non-audit services not prohibited by law to be performed by our independent auditors. The board also pre-approves all associated fees, except for de minimus amounts for non-audit services, which are approved by the audit committee prior to the completion of the audit.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               POWERCHANNEL, INC.

   Dated: May 17, 2004       /s/ Steven Lampert
                             -------------------
                             Steven Lampert,
                             President, Chief Executive Officer, Chief Financial
                             Officer and Chairman of the Board

                             /s/ James Davidson
                             -------------------
                             James Davidson
                             Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on May 17, 2004.

                             /s/ Steven Lampert
                             -------------------
                             Steven Lampert,
                             President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

                             /s/ James Davidson
                             -------------------
                             James Davidson
                             Director

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
Independent Auditors' Report - Wolinetz, Lafazan & Company, P.C.                          F-2

Independent Auditors' Report - Yohalem Gillman & Company, LLP                             F-3

Consolidated Balance Sheet - December 31, 2003                                            F-4

Consolidated Statements of Operations - For the Years Ended December 31, 2003
  and 2002 and for the period August 10, 1998 (inception) to December 31, 2003            F-5

Consolidated Statements of Stockholders' Equity (Deficit) - For the period
  August 10, 1998 (inception) to December 31, 2003                                        F-6

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2003
  and 2002 and for the period August 10, 1998 (inception) to December 31, 2003            F-9

Notes to Consolidated Financial Statements                                                F-11

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
PowerChannel, Inc.

We have audited the accompanying consolidated balance sheet of PowerChannel, Inc. and Subsidiaries (A Development Stage Company) ("the Company") as of
December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended and for the period August 10, 1998 (Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period August 10, 1998 (inception) through December 31, 2002 were audited by other auditors whose report dated September 30, 2003 expressed an unqualified opinion on those consolidated financial statements. The consolidated financial statements for the period August 10, 1998 (inception) through December 31, 2002 include total operating expenses and a net loss of $4,932,122 and $7,525,777, respectively. Our opinion on the consolidated statements of operations, changes in stockholders' deficit and cash flows for the period August 10, 1998 (inception) through December 31, 2003 insofar as it relates to amounts for prior periods through December 31, 2002 is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerChannel, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended and for the period August 10, 1998 (Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company whose operations have generated recurring losses and cash flow deficiencies from its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 16, 2004
(Except for Note 13 (other), as to which the date is May 11, 2004)

Independent Auditor's Report

To the Board of Directors and Stockholders
PowerChannel Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of PowerChannel Holdings, Inc. and Subsidiaries (a development stage company subsequently re-named PowerChannel, Inc. (see Note 1 to the consolidated financial statements) for the year ended December 31, 2002 and for the period from August 10, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to formulate an opinion based on our audits. We did not audit the consolidated financial statements of PowerChannel Europe PLC, a 19.68% owned affiliate, the investment in which, as discussed in
Note 2 to the financial statements, is accounted for by the equity method of accounting. The equity in net loss of PowerChannel Europe PLC was $66,522 for the year ended 2002. The consolidated financial statements of PowerChannel Europe PLC were audited by other auditors whose reports thereon have been furnished to us, and our opinion insofar as it relates to the amounts included for PowerChannel Europe PLC is based in part on the reports of other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our report.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PowerChannel Holdings, Inc. and Subsidiaries (a development stage company subsequently re-named PowerChannel, Inc. (see Note 1 to the consolidated financial statements) for the year ended December 31, 2002 and for the period from August 10, 1998 (inception) to December 31, 2002 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has no continuing source of operating revenue, and is still in the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
September 30, 2003

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONDOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
Current Assets:
  Cash ........................................................    $    25,265
  Inventories .................................................        244,425
                                                                   ------------

         Total Current Assets .................................        269,690

Property and Equipment, Net ...................................         19,068
                                                                   ------------

                                                                   $   288,758


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Due to Affiliate ............................................    $ 3,879,748
  Accounts Payable ............................................        530,454
  Accrued Liabilities .........................................        747,754
  Convertible Notes Payable ...................................        260,000
  Note Payable - Other ........................................        112,000
  Deposits Payable ............................................         45,000
                                                                   ------------

         Total Current Liabilities ............................      5,574,956
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares ...........................           --
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 19,139,720 Shares ..................        191,397
  Additional Paid-In Capital ..................................      8,465,701
  Common Stock to be Issued, 1,504,193 Shares .................      1,045,191
  Deferred Offering Costs .....................................        (14,000)
  Deferred Stock-Based Compensation ...........................     (2,428,799)
  Accumulated Other Comprehensive Income (Loss) ...............       (625,949)
  Deficit Accumulated in the Development Stage ................    (11,919,739)
                                                                   ------------

         Total Stockholders' Deficit ..........................     (5,286,198)
                                                                   ------------

                                                                   $   288,758
                                                                   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                          For The Period
                                                                               For The Year Ended         August 10, 1998
                                                                                 December 31,               (Inception)
                                                                     ------------------------------             To
                                                                              2003            2002        December 31, 2003
                                                                     ----------------- --------------     --------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC                        $         -       $       -         $   1,894,348
  Expenses Reimbursed Pursuant to License Agreement                              -               -          (  1,884,348)
                                                                     ----------------- --------------     --------------
  Net License Income                                                             -               -                10,000
  Sales - Net                                                               79,558               -                79,558
  Activation Fees                                                           15,525               -                15,525
                                                                     ----------------- --------------     --------------

         Total Revenues                                                     95,083               -               105,083
                                                                     ----------------- --------------     --------------

Costs and Expenses:
  Cost of Sales                                                              5,811               -                 5,811
  Write-Down of Inventories                                                443,063               -               443,063
  Selling, General and Administrative Expenses                             841,094       2,007,652             5,783,216
  Impairment Loss on Investment                                            573,887               -               573,887
  Settlement of Debt                                                       111,300               -               111,300
  Stock-Based Compensation                                               2,321,253               -             2,321,253
                                                                     ----------------- --------------     --------------

        Total Costs and Expenses                                         4,296,408       2,007,652             9,238,530
                                                                     ----------------- --------------     --------------

Loss Before Loss From Unconsolidated Affiliate
  And Other Income (Expense)                                            (4,201,325)     (2,007,652)           (9,133,447)

Loss from Unconsolidated Affiliate                                         (37,142)        (66,522)           (2,630,797)

Interest Expense                                                          (155,495)              -              (155,495)
                                                                     ----------------- --------------     --------------

Net Loss                                                               $(4,393,962)    $(2,074,174)         $(11,919,739)
                                                                     ================= ============       ==============


Basic and Diluted Net Loss Per Share                                   $      (.34)
                                                                     ================

Weighted Average Shares Outstanding - Basic and Diluted                 12,777,795
                                                                     ================

Pro-Forma Net Loss Per Share (Basic and Diluted)                       $      (.33)
                                                                     ================

Pro-Forma Weighted Average Shares Outstanding
  (Basic and Diluted)                                                   13,173,881
                                                                     ================

   The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD AUGUST 10, 1998 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                               Deferred
                                                                                    Deficit     Accumulated   Stock-Based
                                                                                 Accumulated    Other      Compensation
                                                       Additional                 In  The    Comprehensive    and
                                   Common Stock         Paid-In    Subscription  Development    Income       Offering
                                Shares      Amount     Capital      Receivable     Stage      (Loss)        Costs        Total
                              ------------ --------   ---------   ------------  ----------- ------------  ------------  ---------
Balance at Inception-
  August 10, 1998                       -   $     -    $     -      $     -      $       -     $   -            -     $       -

Shares Issued at December
 31, 1998 Pursuant to Initial
 Capitalization                17,650,000    17,650          -       (3,350)             -         -            -        14,300
                                                                                                                        ---------
                                                                                                                         14,300
                                                                                                                        ---------
Comprehensive Income (Loss)
  Net Loss                              -         -          -            -        (79,169)        -            -       (79,169)
  Other Comprehensive Income
    (Loss)                              -         -          -            -              -         -            -             -
                                                                                                                        ---------
Comprehensive Income (Loss)             -         -          -            -              -         -            -       (79,169)
                              ------------ --------   ---------   ------------  ----------- ------------  ------------  ---------
Balance at December 31, 1998   17,650,000    17,650          -       (3,350)       (79,169)                             (64,869)
                                                                                                                        ---------
Shares Issued March 30, 1999
  Pursuant to Exercise of
  Warrants                      2,000,000     2,000    198,000         (200)             -         -            -        199,800

Shares Issued June 7, 1999
  Pursuant to Initial
  Capitalization                1,019,000     1,019          -       (1,019)             -         -            -              -

Distribution of Shares in
  PowerChannel Limited                  -         -          -            -              -         -            -              -

Shares Issued November
  11, 1999 Pursuant to Private
   Placement                      500,000       500    249,500            -              -         -            -        250,000


Shares Issued December
  31, 1999 Pursuant to
  Agreement                       288,000       288    143,200            -              -         -            -        143,488
                                                                                                                        ---------
                                                                                                                         593,288
                                                                                                                        ---------
Comprehensive Income (Loss)
  Net Loss                              -         -          -            -       (801,212)        -            -       (801,212)
  Other Comprehensive Income
    (Loss)                              -         -          -            -              -         -            -              -
                                                                                                                        ---------
Comprehensive Income (Loss)             -         -          -            -              -         -            -       (801,212)
                              ------------ --------   ---------   ------------  ----------- ------------  ------------  ---------
Balance at December 31, 1999   21,457,000    21,457    590,700       (4,569)      (880,381)        -            -       (272,793)
                                                                                                                        ---------
Shares Issued March 21, 2000
  Pursuant to Private Placement   200,000       200    199,800            -              -         -            -        200,000

Shares Issued May 12, 2000 in
  Consideration for Professional
  Services Rendered                 4,000         4      9,996            -              -         -            -         10,000

Shares Issued June 2, 2000 in
  Consideration for Professional
  Services Rendered                15,261        15     38,138            -              -         -            -         38,153

Shares Issued June 25, 2000 in
  Consideration for Professional
  Services Rendered                16,667        17     40,322            -              -         -            -         40,339

Shares Issued September 30, 2000
In Consideration for Professional
 Services Rendered                  4,000         4     10,996            -              -         -            -         11,000

Additional Capital Resulting from
  Sale of Common Stock by
  PowerChannel Europe PLC               -         -  3,103,764            -              -         -            -      3,103,764

 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD AUGUST 10, 1998 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                               Deferred
                                                                                    Deficit     Accumulated   Stock-Based
                                                                                   Accumulated    Other      Compensation
                                                         Additional                 In  The    Comprehensive    and
                                     Common Stock         Paid-In    Subscription  Development    Income       Offering
                                   Shares      Amount     Capital      Receivable     Stage      (Loss)        Costs        Total
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Intrinsic Value of Beneficial
  Conversion Feature of
  Convertible Notes                         -        -     280,000          -             -           -           -         280,000
                                                                                                                        ------------
Comprehensive Income (Loss)                                                                                               3,683,256
                                                                                                                        ------------
  Net Loss                                  -        -           -          -    (2,959,100)          -           -      (2,959,100)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    From Translation                        -        -           -          -             -    (189,953)          -        (189,953)
                                                                                                                        ------------

Comprehensive Income (Loss)                 -        -           -          -             -           -           -      (3,149,053)
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Balance at December 31,            21,697,328   21,697   4,273,716     (4,569)   (3,839,481)   (189,953)          -         261,410
                                                                                                                        ------------
Shares Issued April 13, 2001
  Pursuant to Private Placment        100,000      100     249,900          -             -           -           -         250,000

Shares Issued July 24, 2001
  Pursuant to Private Placement        26,400       26      65,974          -             -           -           -          66,000

Shares Issued August 7, 2001
  Pursuant to Private Placement        47,100       47     117,703    (46,006)            -           -           -          71,744

Shares Issued August 14, 2001
  Pursuant to Private Placement        10,000       10      24,990          -             -           -           -          25,000
                                                                                                                        ------------
Comprehensive Income (Loss)                                                                                                 412,744
                                                                                                                        ------------
  Net Loss                                  -        -           -          -    (1,612,122)          -           -      (1,612,122)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    From Translation                        -        -           -          -             -    (147,663)          -        (147,663)
                                                                                                                        ------------

Comprehensive Income (Loss)                 -        -           -          -             -           -           -      (1,759,785)
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Balance at December 31, 2002       21,880,828   21,880   4,732,283    (50,575)   (5,451,603)   (337,616)          -      (1,085,631)
                                                                                                                        ------------
Comprehensive Income (Loss)
  Net Loss                                  -        -           -          -    (2,074,174)          -           -      (2,074,174)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    From Translation                        -        -           -          -             -     130,199           -         130,199
                                                                                                                        ------------
Comprehensive Income (Loss)                 -        -           -          -             -           -           -      (1,943,975)
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Balance at December 31, 2002       21,880,828   21,880   4,732,283    (50,575)   (7,525,777)   (207,417)          -      (3,029,606)
                                                                                                                        ------------
Recapitalization Due to Reverse
  Merger                          (10,668,776)  90,240    (107,091)         -             -           -           -         (16,851)

Shares Issued in September 2003
  Pursuant to Private Placement       277,777    2,778      47,222          -             -           -           -          50,000

Shares Issued in December 2003
  Pursuant to Private Placement       214,285    2,143      72,857          -             -           -           -          75,000

Shares Issued in August 2003
  for Services                        466,920    4,669     292,524          -             -           -           -         297,193

Shares Issued in August 2003 to
  Related Party for Services          250,000    2,500      97,500          -             -           -           -         100,000

Shares Issued in September 2003
  for Services                        270,103    2,701     137,484          -             -           -           -         140,185

Shares Issued in September 2003
  to Related Party for Services         5,000       50       1,975          -             -           -           -           2,025


 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD AUGUST 10, 1998 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                         Deficit      Accumulated
                                                                 Common               Accumulated       Other
                                                     Additional   Stock      Subscr-     In The      Comprehensive
                                  Common Stock        Paid-In     to be      iption     Development     Income
                                 Shares    Amount     Capital     Issued    Receivable    Stage         (Loss)
                               ----------  --------  ----------  ----------  --------- -------------  -----------
Shares Issued in October 2003
  for Services                    330,400    3,304       73,176           -         -             -            -

Shares Issued in November 2003
  for Services                  3,216,550    32,165     716,310           -         -             -            -

Shares Issued in December 2003
  for Services                    685,000     6,850     270,150           -         -             -            -

Cancellation of Previously Issued
  Shares                          (50,000)     (500)        500           -         -             -            -

Shares Issued in December 2003
  Pursuant to Settlement
  Agreement                       150,000     1,500     135,000           -         -             -            -

Shares Issued as Adjustment to a
  Prior Year's Sale                86,680       867        (867)          -         -             -            -

Shares Issued in September 2003
  for Services in Connection with
  Private Placement                50,000       500      10,000           -         -             -            -

Fees paid in Connection with
  Private Placement                   -           -     (10,000)          -         -             -            -

Shares Issued for Services        325,000     3,250      61,750           -         -             -            -

Write-Off of Subscription
  Receivable                            -         -     (50,575)          -    50,575             -            -

Issuance of Common Stock
  Options in November 2003
  for Services                          -         -     275,965           -         -             -            -

Issuance of Common Stock
  Options in December 2003
  for Services                          -         -     479,934           -         -             -            -

Shares Issued for Services in
  Connection with Consulting
  Agreement                       794,953     7,950     668,954           -         -             -            -

Shares Issued Relating to
  Consulting Agreement Upon
  Erroneous Conversion of
  Convertible Debt                855,000     8,550     571,150           -         -             -            -

Shares in Connection with
  Letter of Engagement                  -         -           -   1,045,191         -             -            -

Amortization of Deferred
  Stock-Based Compensation              -         -           -           -         -             -            -

Comprehensive Income (Loss)
  Net Loss                              -         -           -           -         -    (4,393,962)           -
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    from Translation                    -         -           -           -         -             -     (418,532)

Comprehensive Income (Loss)
                               ----------  --------  ----------  ----------  --------- -------------  -----------
Balance At December 31, 2003   19,139,720  $191,397  $8,465,701  $1,045,191   $     -  $(11,919,739)   $(625,949)
                               ==========  ========= ==========  ==========  ========= =============  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD AUGUST 10, 1998 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                            Deferred
                                           Stock-Based
                                          Compensation
                                              and
                                            Offering
                                              Costs        Total
                                          ------------ ------------
Shares Issued in October 2003
  for Services                                      -       76,480

Shares Issued in November 2003
  for Services                               (632,500)     115,975

Shares Issued in December 2003
  for Services                               (277,000)           -

Cancellation of Previously Issued
  Shares                                            -            -

Shares Issued in December 2003
  Pursuant to Settlement
  Agreement                                         -      136,500

Shares Issued as Adjustment to a
  Prior Year's Sale                                 -            -

Shares Issued in September 2003
  for Services in Connection with
  Private Placement                                 -       10,500
                                                    -      (10,500)

Fees paid in Connection with
  Private Placement                                 -      (10,000)

Shares Issued for Services                    (65,000)           -

Write-Off of Subscription
  Receivable                                        -            -

Issuance of Common Stock
  Options in November 2003
  for Services                               (275,965)           -

Issuance of Common Stock
  Options in December 2003
  for Services                               (479,934)           -

Shares Issued for Services in
  Connection with Consulting
  Agreement                                  (625,000)      51,904

Shares Issued Relating to
  Consulting Agreement Upon
  Erroneous Conversion of
  Convertible Debt                                  -      579,700

Shares in Connection with
  Letter of Engagement                     (1,045,191)           -

Amortization of Deferred
  Stock-Based Compensation                    957,791      957,791
                                                       ------------
                                                         2,555,902
                                                       ------------
Comprehensive Income (Loss)
  Net Loss                                          -   (4,393.962)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    from Translation                                -     (418,532)
                                                       ------------
Comprehensive Income (Loss)                             (4,812,494)
                                          ------------ ------------
Balance At December 31, 2003              $(2,442,799) $(5,286,198)
                                          ============ ============

The accompanying notes are an integral part of the consolidated financial statements.

                                      F-8 (con't)

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                 For The Period
                                                                             For The Year Ended                 August 10, 1998
                                                                                December 31,                      (Inception)
                                                                       ----------------------------------            To
                                                                             2003               2002            December 31 2003
                                                                       -----------------  ---------------    ----------------------
Cash Flow From Operating Activities:
  Net Loss                                                                 $(4,393,962)     $(2,074,174)             $(11,919,739)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                         -                -                   280,000
      Stock-Based Compensation                                               2,321,253                -                 2,420,705
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                    111,300                -                   111,300
      Loss (Income) on Investment in PowerChannel
        Europe PLC                                                              37,142          135,886                 2,322,471
      Loss on Asset Disposal                                                         -           20,456                    20,456
      Write-Down of Inventories                                                443,063                -                   443,063
      Depreciation                                                              21,449           20,243                    80,317
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                             573,884                -                   573,884
      Change in Current Operating Assets and Liabilities:
        (Increase) Decrease in Inventories                                       5,811         (693,299)                 (687,488)
        Decrease in Prepaid Expenses                                            21,501                -                         -
        Decrease in Other Assets                                                     -           30,739
        Increase (Decrease) Due to PowerChannel Europe PLC,
          Relating to Operations                                               (10,000)         698,142                   688,142
        Increase in Accounts Payable and Accrued Liabilities                   579,742          328,476                 1,283,408
        Increase in Deposits Payable                                            45,000                -
                                                                       ----------------   ---------------            --------------
45,000

Net Cash (Used) in Operating Activities                                       (243,817)      (1,533,531)               (4,338,481)
                                                                       ----------------   ---------------            --------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                            (6,425)         (11,202)                 (119,841)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                      (16,851)               -                   (16,851)
  Advances to Related Party                                                          -                -                   (64,935)
  Repayments for Advances to Related Parties                                         -                -                    64,935
  Loans to Related Party                                                             -                -                  (278,027)
  Repayments from Loans to Related Parties                                           -                -                   278,027
                                                                       -----------------  ---------------           ---------------

Net Cash (Used) in Investing Activities                                        (23,276)         (11,202)                 (136,692)
                                                                       -----------------  ----------------          ---------------

The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                                                   For The Period
                                                                             For The Year Ended                   August 10, 1998
                                                                                  December 31,                      (Inception)
                                                                       -------------------------------                   To
                                                                              2003               2002              December 31,2003
                                                                       ---------------   ---------------           ---------------
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                                      125,000                 -                1,345,364
  Fees Paid on Sale of Common Stock                                           (10,000)                -                  (10,000)
  Loans and Advances from Related Parties                                           -         1,583,111                2,773,074
  Proceeds from Note Payable                                                  112,000                 -                  112,000
  Proceeds from Convertible Notes                                                   -                 -                  280,000
                                                                       ---------------   ---------------           ---------------

Net Cash Provided By Financing Activities                                     227,000         1,583,111                4,500,438
                                                                       ---------------   ---------------            --------------

Net Increase in Cash                                                           40,093            38,378                   25,265

Cash - Beginning of Period                                                     65,358            26,980                        -
                                                                       --------------   ----------------           ---------------

Cash - End of Period                                                    $      25,265    $       65,358            $      25,265
                                                                       ==============   ================           ===============


Supplemental Cash Flow Information:
  Cash Paid For Interest                                                $          -     $           -             $
                                                                       ==============  =================           ===============
-
======

  Cash Paid For Income Taxes                                           $           -     $           -             $
                                                                       ==============  =================           ===============
-
=======

Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                              $      10,500    $          -              $       10,500
                                                                       =============    ==================        ================
  ===============

  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                      $      25,200    $         -               $       25,200
                                                                       =============    =================         ===============

Deferred Stock-Based Compensation                                      $   3,487,990    $           -               $  3,487,990
                                                                       =============    ==================          =============

Issuance of Common Stock for Deferred Offering Costs                   $      14,000    $           -             $       14,000
                                                                       =============    ==================        ===============

Write-Off of Subscription Receivable                                   $      50,575    $           -             $       50,575
                                                                       =============    ==================        ===============


The accompanying notes are an integral part of the consolidated financial statements.
                                      F-10

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1  -         Organization and Basis of Presentation

     PowerChannel Holdings, Inc. was incorporated under the laws of the State of Delaware on March 26, 1999. The Company's wholly owned subsidiaries, PowerChannel, Inc. and PowerChannel.com, Inc., were incorporated under the laws of the State of Delaware on August 10, 1998, and April 19, 2000, respectively.

     The Company is a consumer electronics marketing company. The Company's principal product is low-cost access to the Internet. The Company offers an on-line service that enables consumers to experience the Internet through their televisions. It provides this service through a set-top terminal that attaches to a television and telephone line and enables consumers to access the Company's subscription-based on-line service. By attempting to reduce the cost and complexity barriers to Internet access, the goal is to make the Internet available to a wider audience than has previously been possible. The Company provides the physical hardware that is used to deliver the Internet through the use of the consumer's existing television. The Company's office is located in New City, New York.

     On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange, as amended ("the Agreement"), between Sealant Solutions, Inc. and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into Sealant
Solutions, Inc. Pursuant to the Agreement, PowerChannel ceased to exist and Sealant Solutions, Inc. continued as the surviving corporation. In addition, Sealant Solutions, Inc. changed its name to PowerChannel, Inc. Under this agreement, Sealant agreed to issue shares equal to 85% of the fully diluted outstanding shares (or 9,117,525 shares) and an additional 485,552 shares on a pro-rata basis of Sealant Solutions, Inc. to PowerChannel, Inc. shareholders. In addition, 534,820 shares were issued in connection with the reverse merger to the former president of Sealant. Such shares are deemed "restricted" as defined under Rule 144 as promulgated under the Securities Act of 1933, as amended. Under the terms of the Agreement, PowerChannel, Inc. is the acquiring company. The merger was accounted for as a reverse merger, which effectively is a recapitalization of the target company and the consolidated financial statements presented are those of PowerChannel, Inc. The merged entity Sealant Solutions, Inc. and PowerChannel, Inc. are hereafter collectively referred to as "the Company".

     In connection with the Stock Purchase and Share Exchange Agreement, Sealant Solutions, Inc. increased its authorized common shares to 95,000,000 and preferred shares to 5,000,000 having a par value of $.01.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1  -         Organization and Basis of Presentation (Continued)
                  --------------------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage company that has a working capital deficit at December 31, 2003 of $5,305,266 and for the period August 10, 1998 (inception) to December 31, 2003 has incurred net losses aggregating $11,919,739. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock in the Company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations
(3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Policies

                  Principals of Consolidation

               The  consolidated  financial  statements  include the accounts of
PowerChannel,   Inc.  and  its  wholly  owned   subsidiaries.   All  significant
intercompany accounts and transactions are eliminated in consolidation.

                  Inventories

               Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company has recognized a loss of $443,063 during the year ended December 31, 2003 related to the valuation of its inventories.

                  Investment in PowerChannel Europe PLC

               The investment in an unconsolidated affiliate, PowerChannel Europe PLC, over which the Company exercises significant influence but not control, is accounted for by the equity method. As of December 31, 2003 the Company has recognized an other than temporary loss in value of this investment and accordingly has reduced the carrying amount down to zero.

                  Property and Equipment

               Property and equipment are stated at cost. Major property additions, replacements and betterments are capitalized, while maintenance and repairs, which do not extend the useful lives of these assets, are expensed as incurred.

               Depreciation is provided over the estimated useful lives of the assets (five to seven years) using the straight-line and accelerated methods. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet, and a gain or loss is reflected in earnings.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

                  Deferred Offering Costs

               Deferred offering costs represent costs incurred in connection with a proposed offering of the Company's securities. Upon successful completion of the proposed offering such costs will be charged to additional paid-in capital. These deferred offering costs represent the issuance of 35,000 shares of common stock valued at $14,000. Accordingly, deferred offering costs are reported as a component of stockholders' deficit.

                  Fair Value of Financial Instruments

               The carrying amounts of cash, accounts payable, notes payable and other current liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

                  Revenue Recognition

               Revenues from the sale of set-top boxes are recognized at time of shipment to customer. Access fees are deferred and amortized over the life of the subscription.

                  Foreign Currency Translation

               Receivables of the Company's unconsolidated UK Affiliate is translated to US dollars using the current exchange rate for assets and liabilities. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

                  Comprehensive Income (Loss)

               Comprehensive income (loss) which is reported on the accompanying consolidated statement of stockholders' deficit as a component of accumulated other comprehensive income (loss) consists of accumulated foreign translation gains and losses.

                  Income Taxes

               The Company  records  deferred  income  taxes using the asset and liability method as prescribed under the provisions of SFAS No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

                  Stock-Based Compensation

               As permitted under FAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price. Warrants and options issued to nonemployees are accounted for using the fair value method of accounting as prescribed by FAS No. 123 and Emerging Issues Tak Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The Company uses the Black-Scholes option pricing model to value options, restricted stock grants and warrants granted to nonemployees.

                  Basic and Diluted Earnings (Loss) Per Share

               Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Common stock issued and outstanding with respect to the pre-merger Sealant stockholders has been included since January 1, 2001.

               Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

               Pro-forma  weighted  average  shares  outstanding   includes  the
pro-forma issuance of 1,504,953 common shares reserved to be issued pending potential litigation (see Note 11).

                  Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  Recent Accounting Pronouncements

               In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143 (FAS 143), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" which is required to be adopted in fiscal years beginning after June 15, 2002. FAS 143 establishes accounting standards for the recognition of and measurement of an asset retirement obligation and its associated asset retirement cost.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

                  Recent Accounting Pronouncements  (Continued)

               In April 2002, the FASB issued FAS No. 145 (FAS 145), "Recission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other matters, limits the classification of gains and losses from extinguishments of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 145 is effective no later than January 1, 2003.

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

               In May 2003, the FASB issued FAS No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.

               In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS No. 144 retains the fundamental provisions of FAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS No. 144 was effective in 2002.

               On December  31, 2002,  the FASB issued FAS No. 148,  "Accounting for Stock-Based Compensation - Transition and Disclosure". FAS No. 148 amends FAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to FAS No. 123's fair value method of accounting for stock-based employee compensation. FAS No. 148 also amends the disclosure provisions of FAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123, or the intrinsic value method of APB Opinion 25, "Accounting for Stock issued to Employees" ("APB 25").

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

                  Recent Accounting Pronouncements  (Continued)

               The adoption of FAS 143,144, 145 (other than as noted below), 146 and 150 is not expected to have a material effect on the Company's results of operations or financial position. The adoption of FAS 145 in recording the Company's shares of PowerChannel Europe PLC's 2001 net income was not material.


NOTE 3 - Property and Equipment

       Property and equipment are summarized as follows:

                         Office Equipment                            $ 72,247
                         Furniture and Fixtures                        21,275
                                                                     ---------
                                                                       93,522
                         Less:  Accumulated Depreciation               74,454
                                                                     ---------
                                                                       19,068

NOTE 4 - Investment in Unconsolidated Affiliate

               Prior to November 1999, the Company beneficially owned 100% of PowerChannel Limited, which, at the time was an inactive company, with no assets and no revenues. In November 1999, the Board passed a resolution distributing eight (80%) percent of its shareholding in PowerChannel Limited to the Company's shareholders.

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

               Under the alliance, the strategic partner was allotted a five (5%) percent equity investment in PowerChannel Limited convertible into shares in PCE for nil consideration. PowerChannel Limited was to finance the procurement of set-top boxes.

               In April 2000, the strategic partner converted its shares in PowerChannel Limited into shares of PCE and invested approximately (pound) 13 million (approximately $21 million) for new shares in PCE. As a result of the conversion and the cash investment, the strategic partner owned 23.5% of the fully diluted share capital of PCE.

               The strategic partnership with Granada terminated in February 2001. As a result, the shares of PCE owned by Granada were returned to PCE, which, in turn were distributed to its remaining shareholders.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 4 - Investment in Unconsolidated Affiliate (Continued)

                  In accordance with accounting for the investment in PCE under the equity method, the Company is required to record capital transactions of PCE as if the investee were a consolidated subsidiary. Pursuant to this requirement, the Company, in 2002, recorded an increase of $3,103,764 in their investment in PCE and a corresponding increase in additional capital.

                  For the years ended December 2003 and 2002, the Company has recorded its pro-rata share of PCE's (loss) income amounting to $(37,142) and $(66,522), respectively.

                  Additionally, PCE's consolidated financial statements, which were audited by auditors, were issued as a going concern since the majority of PCE's assets and liabilities are to be transferred to the Company.

                  The following table provides condensed consolidated financial information about PCE as of December 31, 2003 and 2002 and for the years then ended:
                                                  December 31,
                                             2003              2002
                                        ---------------   ---------------
     Current Assets                        $ 3 881,314      $ 3,475,844
     Total Assets                          $ 3,881,314      $ 3,475,844
     Current Liabilities                   $   454,642          371,043
     Total Liabilities                     $   454,642      $   371,043
     Equity                                $ 3,881,314      $ 3,104,801
     Revenues                              $         -      $   773,145
     Net (Loss)                            $  (188,723)     $  (338,018)

               The  current   assets   included  in  the  above  table  includes
receivable from the Company aggregating approximately $3.9 million and $3.4 million in 2003 and 2002, respectively.

               As of December 31, 2003 the Company has determined that there was an other than temporary decline in value of its investment in PCE. Accordingly, the Company has recognized an impairment charge to operations of $573,887 for the year ended December 31, 2003 representing this other than temporary decline in value, thereby reducing the carrying value to zero at December 31, 2003.

NOTE 5 - Convertible Notes Payable

               On February 29, 2000, PowerChannel entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement (see Note 9).

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6 -          Note Payable - Other
                  --------------------

               On June 25, 2003, the Company borrowed $112,000 (the "June 2003 Note") from Knightsbridge Holdings, LLC ("Knightsbridge") pursuant to that certain Promissory Note and Security Agreement entered with Knightsbridge. In connection with the June 2003 Note, which bears interest at 5% per annum and is due March 2004, the Company granted a security interest in all of its inventories. In addition, several stockholders of the Company, including the CEO of the Company, pledged their shares (14,803,296 shares) to Knightsbridge to secure the June 2003 Note.

NOTE 7 - Related Party Transactions

                  Long Distance Direct Holding, Inc.

               In August 1998, the Company entered into an agreement with Long Distance Direct Holding, Inc. ("LDDI") (an affiliate), which stipulates that LDDI will make certain employees available to the Company as needed to assist the Company in conducting its business. This agreement expired in August 1999. In consideration, the Company issued LDDI the right to purchase 2,000,000 shares at $.10 per share of the Company's stock. In august 1999, LDDI exercised its right.

During 2000, the Company loaned LDDI approximately $278,000 pursuant to a promissory note. The note requires interest to be paid at 7.5% per annum, with principal and all accrued interest due on June 30, 2001. If LDDI fails to repay the note in full at the maturity date, it shall deliver to the Company in satisfaction of the note, the number of shares of the Company's common stock based on each share being valued at $1 per shares. In April 2001, the maturity date of the note was extended to December 31, 2001 for additional consideration of $10,000. The note was repaid in 2001.

               On January 7, 2000, the Securities and Exchange Commission filed an action in federal court against Long Distance Direct Holdings, Inc., alleging violations of the Securities and Exchange Act of 1934 for failing to file, or filing late, a number of the annual reports required to be filed on Form 10-K and some quarterly reports required to be filed on Form 10-Q from 1995 through 1999. Long Distance Direct Holdings, Inc. subsequently entered into a final judgment with the Commission, which was filed with the Court on March 7, 2000, enjoining Long Distance Direct Holdings, Inc. from failing to file accurate and complete reports required to be filed with the Commission. The final judgments\ further ordered that on or before April 30, 2000, Long Distance Holdings, Inc. file:

     o    a complete and accurate annual report on Form 10-K for fiscal 1998;
     o Complete and accurate quarterly reports on Form 10-Q for the second through fourth quarters of 1999; and
     o Such other periodic reports which may become due prior to entry of the judgment.

               The final judgment further provided the filing of a notification with the Court of the filing of its delinquent reports, and also that a copy of the Final Judgment be delivered to any incoming chief executive officer or president of Long Distance Direct Holding, Inc.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 7 - Related Party Transactions (Continued)

                  Long Distance Direct Holding, Inc. (Continued)

               Long Distance Direct, Inc., a wholly owned subsidiary of Long Distance Holdings, Inc., is subject to an order of the Federal Communications Commission dated February 9, 2000, for willfully or repeatedly violating section 258 of the Communications Act of 1934.

               LDDI has not complied with the terms of the final judgment concerning the Form 10-K and Form 10-Q filings. Long Distance Direct, Inc. filed for bankruptcy in January 2002.

                  PowerChannel Europe PLC

               In 2002, the Company bought its entire inventory of set-top boxes from PCE. At December 31, 2002, the amounts due to PCE consisted of approximately $690,000 related to the aforementioned inventory purchase and approximately $2.8 million of loans and advances, which are due on demand and are not interest bearing. As of December 31, 2003, the amounts owed to PCE was $3,879,748 after giving effect to foreign currency translation.


NOTE 8 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

                  Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and is summarized as follows:

              Balance - December 31, 2001                 $(  337,616)
                Equity Adjustments from Foreign
                  Currency Translation                        130,199
                                                          ------------
              Balance - December 31, 2002                  (  207,417)
                Equity Adjustments from Foreign
                  Currency Translation                     (  418,532)
                                                          ------------
              Balance - December 31, 2003                 $(  625,949)
                                                          ============

NOTE 9 -          Stockholders' Equity (Deficit)
                  ------------------------------

                  Reverse Merger

               On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange, as amended ("the Agreement"), between Sealant Solutions, Inc. and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into Sealant Solutions, Inc. Pursuant to the Agreement, PowerChannel ceased to exist and Sealant Solutions, Inc. continued as the surviving corporation. In addition, Sealant Solutions, Inc. changed its name to PowerChannel, Inc. Under this agreement, Sealant agreed to issue shares equal to 85% of the fully diluted outstanding shares (or 9,117,525 shares) and an additional 485,552 shares on a pro-rata basis of Sealant Solutions, Inc. to PowerChannel, Inc. shareholders. In addition, 534,820 shares were issued in connection with the reverse merger to the former president of Sealant. Such shares are deemed "restricted" as defined under Rule 144 as promulgated under the Securities Act of 1933, as amended. Under the terms of the Agreement, PowerChannel, Inc. is the acquiring company. The merger was accounted for as a reverse merger, which effectively is a recapitalization of the target company and the consolidated financial statements presented are those of PowerChannel, Inc. The merged entity Sealant Solutions, Inc. and PowerChannel, Inc. are hereafter collectively referred to as "the Company".

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 9 -          Stockholders' Equity (Deficit) (Continued)
                  ------------------------------

                  Reverse Merger (Continued)

               In  connection   with  the  Stock  Purchase  and  Share  Exchange
Agreement, Sealant Solutions, Inc. increased its authorized common shares to 95,000,000 and preferred shares to 5,000,000 having a par value of $.01.

                  Stock Option Plan

               During 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The aggregate number of common shares that may be issued is 2,500,000. Any key employee shall be eligible to be granted options as determined by the Company's stock option committee. The price of the shares subject to each option shall not be less than 100% of the fair market value of such shares on the date such option is granted. Under this plan, options to purchase shares in the stock of PowerChannel Holdings, Inc. were as follows:
600,000 to James Gambrel, 250,000 to Michael Preston and 250,000 shares to Steven Lampert. The exercise price is $1.00 per share. This 2001 Plan and the outstanding options thereunder were cancelled during July 2003.

                  Stock Incentive Plan

               In July 2003, the Company created a 2003 Stock Incentive Plan (the "2003 Plan") which permits the Company to make awards of stock options, stock appreciations rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights. All employees of the Company and affiliates are eligible to participate. The number of shares that may be delivered or purchased under the plan are up to 3,000,000 shares at a par value of $.01.

                  During the year ended December 31, 2003 the Company issued an aggregate of 2,885,823 shares of common stock under the 2003 Plan. Such shares were issued to employees, officers and directors, consultants and other professionals for services. A summary of common stock issued under the 2003 Plan follows:

                                                 Shares       Fair Market Value
  Employees                                       556,870        $    153,418
  Officers and Directors                          255,000             102,025
  Consultants and Other Professionals           2,073,953           1,321,255
                                               -----------        ------------
                                                2,885,823         $ 1,576,698
                                               ===========        ============

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 9 -          Stockholders' Equity (Deficit) (Continued)
                  ------------------------------

                  Issuances of Common Stock and Stock Options in Connection with Consulting Agreements

               On July 31, 2003, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Churchill Investments, Inc. ("Churchill"), pursuant to which the Company engaged Churchill to provide certain advisory services for a one-year term, for an aggregate fee of $250,000, which Churchill agreed to accept in the form of a non-recourse assignment (the "Non-recourse Assignment") of $280,000 Series A Notes (see Note 5). Following the execution and delivery of the Non-recourse Assignment, Churchill or its assignees, converted $110,539 of the Notes into 855,000 shares of common stock. The value of such shares in the amount of $579,700 has been charged to operations during the year ended December 31, 2003. The issuance of the shares of common stock in connection with the conversion of the Series A Notes may not have been in compliance with certain state and federal securities laws. The Company is currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance, which include, but are not limited to, damages that may result from the Company having to rescind the issuance of these shares. The payment of damages could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

               In connection with a one year consulting agreement entered into in June 2003, the Company issued 325,000 shares of common stock valued at $65,000. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $34,014 for the year ended December 31, 2003.

               In connection with a one year consulting agreement entered into on November 24, 2003, the Company issued 750,000 shares of common stock valued at $172,500. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $17,486 for the year ended December 31, 2003. This consulting agreement was amended on January 20, 2004 (see Note 13).

               In connection with a one year consulting agreement entered into on November 24, 2003, the Company issued 750,000 shares of common stock valued at $172,500. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $17,486 for the year ended December 31, 2003. This consulting agreement was amended on January 20, 2004 (see Note 13) and this consultant was also appointed in January 2004 as a director of the Company.

               In connection with a one year consulting agreement entered into on November 24, 2003, the Company issued 1,250,000 shares of common stock valued at $287,500. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $29,143 for the year ended December 31, 2003. The Company also granted to the consultant common stock options having piggyback registration rights to purchase 1,200,000 shares to be exercisable over a 5 year period at $.20 per share. The Company estimated the fair value of these options to be $275,965, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of 5 years. Such amount is being amortized over 12 months. Amortization amounted to $27,975 for the year ended December 31, 2003. This consulting agreement was amended in February and April 2004 (see Note 13).1

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 9 -          Stockholders' Equity (Deficit) (Continued)
                  ------------------------------

                  Issuances of Common Stock and Stock Options in
                  Connection with Consulting Agreements
                    (Continued)

               In connection with a one year consulting agreement entered into on December 5, 2003, the Company issued 150,000 shares of common stock valued at $63,000. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $12,898 for the year ended December 31, 2003. This consulting agreement was amended on February 6, 2004 (see Note 13).

               In connection with a one year consulting agreement entered into on December 12, 2003, the Company issued 450,000 shares of common stock valued at $180,000. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $9,863 for the year ended December 31, 2003. The Company also granted to the consultant common stock options having piggyback registration rights to purchase 1,200,000 shares to be exercisable over a 5 year period at $.40 per share. The Company estimated the fair value of these options to be $479,934, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of 5 years. Such amount is being amortized over 12 months. Amortization amounted to $26,298 for the year ended December 31, 2003. The consultant is the nephew of the wife of the Company's president.

               In December 2003 the Company agreed to issue 85,000 shares of common stock valued at $34,000 pursuant to a retainer agreement. Amortization reported as stock based compensation amount to $4,396 for the year ended December 31, 2003.

               In December 2003, the Company entered into a settlement agreement with Ronald Adams, one of the Original Holders of the Series A Notes, whereby Adams agreed to cancel his Series A Note in consideration for the issuance of 150,000 shares valued at $136,500. Accordingly, a charge of $111,300 has been recognized during the year ended December 31, 2003.


               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                  Authorized Common Stock

               PowerChannel, Inc. shareholders exchanged all of their shares of stock for an equal number of shares in PowerChannel Holdings, Inc. during 1999. Warrants for the purchase of 300,000 shares of common stock were outstanding at December 31, 2002 and 2001. These warrants were subsequently cancelled during July 2003.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 9 -          Stockholders' Equity (Deficit) (Continued)
                  ------------------------------

                  Preferred Stock

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

NOTE 10 -         Income Taxes

               For income tax purposes, the Company had available net operating loss carryforwards ("NOL") at December 31, 2003 of approximately $19,000,000 to reduce future federal taxable income, if any. The NOL's expire at various dates from 2004 through 2023. The Company is not current with respect to its corporate income tax filings. There are certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership pursuant to Internal Revenue Code Section 382. The amount of these limitations have not been determined as of December 31, 2003.

               The Company had deferred tax assets of approximately $6,460,000 at December 31, 2003 resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $1,268,000 and $659,000 in 2003 and 2002, respectively.

NOTE 11 -         Commitments and Contingencies

                  Lease Commitments

               The Company conducts its operations in office space owned by the Company's president under a two year operating lease expiring December 31, 2004. The lease provides for annual rent of $30,000.

               Rent expense was approximately $46,000 and $87,500 for the years ended December 31, 2003 and 2002, respectively.

                  Employment Agreements

               The Company entered into employment agreements with James Gambrell, Michael Preston and Steven Lampert on March 1, 2000. The agreements expired on February 28, 2003 and provided annual salaries of $250,000 for Mr. Gambrell and $200,000 each for Mr. Preston and Mr. Lampert. Additionally, the agreements provide for certain fringe benefits and stock options. Amounts paid to Messrs. Preston and Lampert aggregated to $390,000 for the year ended December 31, 2002. The aforementioned employment agreements were cancelled in July 2003. All corresponding liabilities owed to these employees under these agreements in excess of the amounts already paid have been waived.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 11 -         Commitments and Contingencies (Continued)

                  Exclusive Agency Agreement

               On August 1, 2001 the Company entered into an Exclusive Aging Agreement whereby the agent was appointed as exclusive sales representative to sell the Company's products throughout the United States Military resale market, commissary and exchange system, or other military resale markets worldwide. This exclusive agency agreement is for a five year term and has certain termination clauses.

                  Consulting Services

               On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. The Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter. Such 1,504,193 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year. Amortization reported as stock based compensation amounted to $778,232 for the year ended December 31, 2003. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

                  Litigation

               Except for the following, the Company is currently not party to any material legal proceedings.

               In October 2003, a stockholder alleging investment fraud filed a claim in the Civil Court of the City of New York seeking damages in the amount of approximately $48,000.

               In April 2003, a stockholder alleging investment fraud filed a claim in the Supreme Court of Nassau County seeking damages in the amount of $25,000 plus interest. The plaintiff has withdrawn his claim but may commence this action at a future point in time.

                  Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 11 -         Commitments and Contingencies (Continued)

                  Antidilution Agreement

               Steven Lampert, the Company's President, has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock so that Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

                  Lack of Insurance

               The Company, at December 31, 2003, did not maintain any liability insurance, workers' compensation, or other forms of general insurance. Although the Company is not aware of any claims resulting from absence of coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

                  Accrued Liabilities

               Included in accrued liabilities are federal payroll taxes payable of approximately $150,000 under federal tax liens.


NOTE 12 -         Licensing Agreements

                  The Company entered into an Intellectual Property License Agreement in 2000 with PCE (see Note 4). The Company is the owner of certain inventions, technology, expertise, know-how and intellectual property, which PCE wishes to use. Pursuant to the terms of the agreement, the Company has granted PCE a non-transferable exclusive use of the technology in Europe. In consideration PCE has agreed to pay the Company an initial payment of $10,000 as well as monthly costs incurred by the Company for development work. During the period August 10, 1998 (inception) through December 31, 2003, PCE paid the Company $1,894,348, pursuant to this agreement, of which $1,884,348 is recorded in the financial statements as license fees. There were no amounts paid for the years ended December 31, 2003 and 2002.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 12 -         Licensing Agreements

               On August 12, 1998, PowerChannel, Inc. entered into a licensing agreement with America Interactive Media, Inc. (AIM) to offer free Internet access to consumers, utilizing AIM supplied set-top appliances and AIM provided Internet service provider (Web Passport Network). This licensing agreement was superseded by a new agreement dated May 19, 1999. The new agreement granted to PowerChannel, Inc. an exclusive worldwide license with the right to sublicense the "WebPassport System", the "WebPassport Intellectual Property" and the "WebPassport Technology". PowerChannel, Inc. signed a convertible promissory note in the amount of $1,090,000 at an interest rate of 3% above the prime rate, which was scheduled to mature on December 31, 2000. This note represented $90,000 in set-top appliances and $1,000,000 in prepaid license fees. During 1999, AIM sent PowerChannel, Inc. notification that is was terminating the license agreement and requested payment in full of the underlying note. PowerChannel, Inc. disputed the termination notice with AIM and entered into discussions to settle the dispute. On June 30, 2000, the parties entered into a termination agreement, which rescinded all previous agreements. Pursuant to this termination agreement, PowerChannel Holdings, Inc. issued AIM 288,000 shares of its common stock as payment in full for PowerChannel, Inc. retaining possession of the set-top appliance (costing $90,000) and as settlement for the $53,000 which was owed to AIM as reimbursement of certain operating costs as called for under the May 19th agreement. Additionally, the Company issued AIM 50,000 warrants for shares at $2.50 per share, which are exercisable for 3 years. These warrants were cancelled in July 2003. AIM and PowerChannel, Inc. agreed to
release   each  other  from  all  other   liabilities   associated   with  their
relationship.

NOTE 13 -         Subsequent Events

                  2004 Incentive Stock Plan

               During January 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan") under which options (either incentive or nonqualified), stock awards and restricted stock purchase offers, covering an aggregate amount of 2,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 10 years from the date of grant.

                  Employment Agreement

               On February 10, 2004 the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a one year term with annual renewal options. It provides for an annual base salary of $160,000, annual performance bonuses, stock and stock option eligibility, and employee benefits.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 13 -         Subsequent Events (Continued)

                  Private Placement

               During February and March 2004 the Company sold 99.5 Units to private investors, each Unit consisting of 50,000 shares of common stock and 50,000 common stock purchase warrants at a price of $25,000 per Unit, pursuant to a private placement memorandum that called for a maximum offering of 50 Units. In connection with this offering the Company issued an aggregate of 4,975,000 shares of common stock and 4,975,000 common stock purchase warrants. The warrants are exercisable into one share of common stock at an exercise price of $.75 per warrant. The warrants are callable when the five-day average closing bid price of the common stock equals or exceeds $1. The warrants are exercisable for a period of 36 months from the final closing of the offering. In connection with this offering the Company received gross proceeds of $2,487,500 and incurred offering costs of approximately $265,000.

                  Consulting Agreements

               On January 20, 2004 the Company agreed to issue an additional 260,943 shares of common stock and make payment of $10,000 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003.

               On January 20, 2004 the Company agreed to issued an additional 270,943 shares of common stock to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. This consultant was also appointed in January 2004 as a director of the Company.

                  Consulting Agreements (Continued)

               On February 6, 2004 the Company agreed to issue an additional 50,000 shares of common stock to a consultant as additional compensation relating to a one year consulting agreement originally entered into on December 4, 2003. This consulting agreement was subsequently terminated in April 2004.

               On April 9, 2004 the Company entered into Amendment No. 1 to the Amended and Restated Consulting Agreement, effective as of February 9, 2004, with a consultant. The Company had previously entered into a consulting agreement on November 24, 2003 and an Amended and Restated Consulting Agreement effective as of January 20, 2004 with the consultant. The amendments provide issuance of an additional 860,943 shares of common stock and payment of $202,000 to the consultant. In consideration for extending the term of the Restated Agreement to November 24, 2005, the Corporation will grant the consultant 2,000,000 options with a five year term and piggyback registration rights. The exercise price of the options is $1. per share.

                  Series A Notes

               In January 2004, the Company paid an aggregate of $215,695 principal and $84,121 accrued interest to four of the remaining Original Holders of the Series A Notes in full and final satisfaction for the Company's remaining obligations due under their Series A Notes.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 13 -         Subsequent Events (Continued)

                  Other

               In May 2004, the Company and Churchill entered into a mutual release whereby the parties released each other party from all obligations with respect to the Consulting Agreement and the Non-recourse Assignment. In addition, Churchill agreed to reassign the remaining outstanding balance of the Series A Notes in the amount of $169,461 to the Company and the Company agreed to indemnify Churchill for any losses due to claims instituted by third party purchasers of shares issued upon conversion of the Series A Notes.

               In addition, in May 2004, the Company paid off the balance owed in connection with the June 2003 Note. Simultaneously with such the payment of the outstanding balance of the June 2003 Note, Knightsbridge agreed to (i) release its security interest on the Company's inventory and (ii) return all of the shares that had been pledged to it as collateral for the June 2003 Note. In addition, the Company and Knightsbridge entered into a mutual release whereby the parties released each other from all obligations with respect to the June 2003 Note.