Form 10QSB
period 2004-03-31
POWERCHANNEL INC
filed 2004-06-02
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 27, 2004: 25,914,829 shares of common stock outstanding, $0.01 par value.

                                     INDEX



Part I.  FINANCIAL INFORMATION                                          Page No.


         Item 1. Financial Information

                        Condensed Balance Sheet as of
                        March 31, 2004 (Unaudited).......................... 3

                        Condensed Statement of Operations
                        for the three months ended March 31,
                        2004 and March 31, 2003 (Unaudited)................. 4

                        Condensed Statements of Cash Flows
                        for the three months ended
                        March 31, 2004 and March 31, 2003
                        (Unaudited)......................................... 5

                        Notes to Condensed Financial Statements
                        for the three months ended March 31,
                        2004 (Unaudited).................................... 7

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations..............................................13

         Item 3. Controls and Procedures....................................24

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings..........................................25

         Item 2. Changes in Securities and use of Proceeds..................25

         Item 3. Defaults Upon Senior Securities............................25

         Item 4. Submission of Matters to a Vote of Security Holders........25

         Item 5. Other Information..........................................25

         Item 6. Exhibits and Reports on Form 8-K...........................25

Signatures..................................................................26

ITEM 1. FINANCIAL INFORMATION


                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                                                              ASSETS

Current Assets:
  Cash                                                                                              $ 1,033,584
  Inventories                                                                                            56,925
  Accounts Receivable, Net                                                                               93,750
  Subscriptions Receivable                                                                              250,000
  Prepaid Expenses                                                                                        1,576
  Prepaid Consulting Fees                                                                               117,176
                                                                                                  --------------
         Total Current Assets                                                                         1,553,011

Property and Equipment, Net                                                                              28,753

Deferred Consulting Fees, Net of Current Portion                                                         70,924
                                                                                                  --------------
                                                                                                    $ 1,652,688
                                                                                                  ==============
                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Due to Affiliate                                                                                  $ 3,978,120
  Accounts Payable                                                                                      353,738
  Accrued Liabilities                                                                                   457,918
  Convertible Notes Payable                                                                              44,305
  Note Payable - Other                                                                                  112,000
  Deposits Payable                                                                                       70,000
                                                                                                  --------------
         Total Current Liabilities                                                                    5,016,081
                                                                                                  --------------
Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                                                           -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,074,829 Shares                                                            260,748
  Additional Paid-In Capital                                                                         14,307,871
  Common Stock to be Issued, 2,301,731 Shares                                                         1,809,114
  Deferred Offering Costs                                                                               (14,000)
  Deferred Stock-Based Compensation                                                                  (4,647,861)
  Subscriptions Receivable                                                                              (50,000)
  Accumulated Other Comprehensive Income (Loss)                                                        (734,321)
  Deficit Accumulated in the Development Stage                                                      (14,294,944)
                                                                                                  --------------
         Total Stockholders' Deficit                                                                 (3,363,393)

                                                                                                    $ 1,652,688
                                                                                                  ==============

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                           For The Period
                                                                                 For the Three             August 10, 1998
                                                                                 Months Ended                (Inception)
                                                                                   March 31,                     To
                                                                              2004            2003          March 31, 2004
                                                                            ------------     -----------    ----------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC                             $         -      $        -       $  1,894,348
  Expenses Reimbursed Pursuant to License Agreement                                   -               -         (1,884,348)
                                                                            ------------     -----------    ----------------
  Net License Income                                                                  -               -             10,000
  Sales - Net                                                                   187,500               -            267,058
  Activation Fees                                                                     -               -             15,525
                                                                            ------------     -----------    ----------------
         Total Revenues                                                         187,500               -            292,583
                                                                            ------------     -----------    ----------------
Costs and Expenses:
  Cost of Sales                                                                 187,500               -            193,311
  Write-Down of Inventories                                                           -               -            443,063
  Selling, General and Administrative Expenses                                  529,342         112,696          6,312,558
  Impairment Loss on Investment                                                       -               -            573,887
  Settlement of Debt                                                                  -               -            111,300
  Stock-Based Compensation                                                    1,841,821               -          4,163,074
                                                                            ------------     -----------    ----------------
        Total Costs and Expenses                                              2,558,663         112,696         11,797,193
                                                                            ------------     -----------    ----------------
Loss Before Loss From Unconsolidated Affiliate
  And Other Income (Expense)                                                 (2,371,163)       (112,696)       (11,504,610)

Loss from Unconsolidated Affiliate                                                    -          (1,500)        (2,630,797)

Interest Expense                                                                 (4,042)              -           (159,537)
                                                                            ------------     -----------    ----------------
Net Loss                                                                    $(2,375,205)     $ (114.196)      $(14,294,944)
                                                                            ============     ===========    ================

Basic and Diluted Net Loss Per Share                                        $      (.10)     $     (.01)
                                                                            ============     ===========
Weighted Average Shares Outstanding - Basic and Diluted                      22,897,640      11,212,052
                                                                            ============     ===========
Pro-Forma Net Loss Per Share (Basic and Diluted)                                  $(.10)              -
                                                                            ============     ===========
Pro-Forma Weighted Average Shares Outstanding
  (Basic and Diluted)                                                        24,833,993               -
                                                                            ============     ===========

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   For The Period
                                                                                For the Three                      August 10, 1998
                                                                                 Months Ended                        (Inception)
                                                                                   March 31,                             To
                                                                              2004              2003               March 31, 2004
                                                                         ------------     ------------             ---------------
Cash Flow From Operating Activities:
  Net Loss                                                               $(2,375,205)     $  (114,196)             $ (14,294,944)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                       -                -                    280,000
      Stock-Based Compensation                                             1,841,821                -                  4,262.526
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                        -                -                    111,300
      Loss (Income) on Investment in PowerChannel
        Europe PLC                                                                 -            1,500                  2,322,471
      Loss on Asset Disposal                                                       -                -                     20,456
      Write-Down of Inventories                                                    -                -                    443,063
      Depreciation                                                             4,531            5,000                     84,848
      Reserve for Bad Debts                                                   93,750                -                     93,750
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                                 -                -                    573,884
      Change in Current Operating Assets and Liabilities:
        (Increase) Decrease in Inventories                                   187,500              556                   (499,988)
        (Increase) in Accounts Receivable                                   (187,500)               -                   (187,500)
        (Increase) in Prepaid Expenses                                      (118,752)               -                   (118,752)
        (Increase) Decrease in Other Assets                                  (70,924)           5,138                    (70,924)
        Increase (Decrease) Due to PowerChannel Europe PLC,
          Relating to Operations                                             (10,000)          74,120                    678,142
        Increase (Decrease) in Accounts Payable and Accrued
                Liabilities                                                  (61,184)          18,924                  1,222,224
        Increase in Deposits Payable                                               -                -                     45,000

Net Cash (Used) in Operating Activities                                     (695,963)          (8,958)                (5,034,444)
                                                                         ------------     ------------             ---------------
Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                         (14,216)               -                   (134,057)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                          -                -                    (16,851)
  Advances to Related Party                                                  (56,607)               -                   (121,542)
  Repayments for Advances to Related Parties                                  43,300                -                    108,235
  Loans to Related Party                                                           -                -                   (278,027)
  Repayments from Loans to Related Parties                                         -                -                    278,027
                                                                         ------------     ------------             ---------------
Net Cash (Used) in Investing Activities                                      (27,523)               -                   (164,215)
                                                                         ------------     ------------             ---------------

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                                  For The Period
                                                                                    For the Three                 August 10, 1998
                                                                                   Months Ended                     (Inception)
                                                                                       March 31,                        To
                                                                                 2004               2003           March 31, 2004
                                                                             ------------       ------------       ---------------
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                                       2,187,500                 -             3,532,864
  Fees Paid on Sale of Common Stock                                             (265,000)                -              (275,000)
  Loans and Advances from Related Parties                                              -                 -             2,773,074
  Proceeds from Deposits Payable                                                  25,000                 -                25,000
  Payments of Convertible Notes                                                 (215,695)                -              (215,695)
  Proceeds from Note Payable                                                           -                 -               112,000
  Proceeds from Convertible Notes                                                      -                 -               280,000
                                                                             ------------       ------------       ---------------
Net Cash Provided By Financing Activities                                      1,731,805                 -             6,232,243
                                                                             ------------       ------------       ---------------
Net Increase (Decrease) in Cash                                                1,008,319            (8,958)            1,033,584

Cash - Beginning of Period                                                        25,265            65,358                     -
                                                                             ------------       ------------       ---------------
Cash - End of Period                                                         $ 1,033,584          $ 56,400         $   1,033,584
                                                                             ============       ============       ===============
Supplemental Cash Flow Information:
  Cash Paid For Interest                                                     $    84,769   $             -         $      84,769
                                                                             ============       ============       ===============
  Cash Paid For Income Taxes                                                 $         -          $      -         $           -
                                                                             ============       ============       ===============
Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                                    $         -          $      -         $      10,500
                                                                             ============       ============       ===============
  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                            $         -          $      -         $      25,200
                                                                             ============       ============       ===============
Deferred Stock-Based Compensation                                            $ 3,764,917          $      -         $   7,151,507
                                                                             ============       ============       ===============
Issuance of Common Stock for Deferred Offering Costs                         $         -          $      -         $      14,000
                                                                             ============       ============       ===============
Write-Off of Subscription Receivable                                         $         -          $      -         $      50,575
                                                                             ============       ============       ===============
Stock Subscriptions Receivable Arising from Sale of
     Common Stock                                                            $   300,000          $      -         $     300,000
                                                                             ============       ============       ===============
Issuance of 250,000 Shares of Common Stock as Payment
     for Accrued Salaries - Related Parties                                  $   205,000          $      -         $     205,000
                                                                             ============       ============       ===============
Issuance of 228,122 Shares of Common Stock as Payment
     for Accrued Salaries and Fees                                           $   187,060          $      -         $     187,060
                                                                             ============       ============       ===============
Repayment of Advances to Related Party by Applying Accrued
     Salaries                                                                $    13,307          $      -         $      13,307
                                                                             ============       ============       ===============

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


NOTE 1 -  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of PowerChannel, Inc. and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented.

          Results  of  operations  for  interim   periods  are  not  necessarily
indicative of the results of operations for a full year.

          The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage company and has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 2 -  Property and Equipment

          Property and equipment are summarized as follows:

                           Office Equipment                            $  83,080
                           Furniture and Fixtures                         24,658
                                                                       ---------
                                                                         107,738
                           Less:  Accumulated Depreciation                78,985
                                                                       ---------
                                                                       $  28,753
                                                                       =========

NOTE 3 -  Investment In Unconsolidated Affiliate

          As of December 31, 2003 the Company determined that there was an other than temporary decline in value of its investment in PowerChannel Europe PLC ("PCE"). Accordingly, the Company recognized an impairment charge to operations of $ 573,887 for the year ended December 31, 2003 representing this other than temporary decline in value, thereby reducing the carrying value to zero at December 31, 2003. The carrying amount at March 31, 2004 remains at zero. PCE had no income or expense during the quarter ended March 31, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 4 -  Subscriptions Receivable

          Subscriptions receivable represents funds held in escrow with regards to the sale of Units consisting of common stock and warrants (see Note 9). Subscriptions receivable in the amount of $250,000 are reported as current assets at March 31, 2004 since these funds were released to the Company in May 2004. Subscriptions receivable in the amount of $50,000 are reported as a component of stockholders' deficit at March 31, 2004 since these funds have not yet been released to the Company.

NOTE 5 -  Convertible Notes Payable

          On  February  29,  2000,   PowerChannel   entered  into   subscription
agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January 2004 the Company paid an aggregate of $215,695 principal to four note holders. At March 31, 2004, the remaining balance due on these notes was $44,305.

NOTE 6 -  Note Payable - Other

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

NOTE 7 -  Related Party Transactions

          PowerChannel Europe PLC

          In 2002, the Company bought its entire inventory of set-top boxes from PCE. At December 31, 2002, the amounts due to PCE consisted of approximately $690,000 related to the aforementioned inventory purchase and approximately $2.8 million of loans and advances, which are due on demand and are not interest bearing. As of March 31, 2004, the amounts owed to PCE was $3,879,748 after giving effect to foreign currency translation.

          Advances to Related Party

          During the quarter ended March 31, 2004, the Company made certain loans to the President and CEO of the Company, aggregating $56,607. During this same period the loans were repaid through the payment of cash in the amount of $43,300 and the application of accrued salaries in the amount of $13,307. These loans made to Mr. Lampert violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that such loans were repaid, the Company and/or Mr. Lampert may be subject to fines, sanctions and/or penalties. At this time, the Company is unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by the Company and/or Mr. Lampert.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


NOTE 8 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

          Other comprehensive income (loss) consists of accumulated foreign translation gains and losses and is summarized as follows:

                        Balance - December 31, 2003                 $  (625,949)
                        Equity Adjustments from Foreign
                         Currency Translation                          (108,372)
                                                                    ------------
                        Balance - March 31, 2004                    $  (734,321)
                                                                    ============

NOTE 9 -  Stockholders' Deficit

          Issuances of Common Stock and Stock Options in Connection with Consulting Agreements

          On January 20, 2004 the Company agreed to issue an additional 260,943 shares of common stock valued at $245,286 and make payment of $10,000 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $57,714 for the quarter ended March 31, 2004.

          On January 20, 2004 the Company agreed to issued an additional 270,943 shares of common stock valued at $254,686 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $59,926 for the quarter ended March 31, 2004. This consultant was also appointed in January 2004 as a director of the Company.

          On February 6, 2004 the Company agreed to issue an additional 50,000 shares of common stock valued at $61,500 to a consultant as additional compensation relating to a one year consulting agreement originally entered into on December 4, 2003. This consulting agreement was subsequently terminated in April 2004 and accordingly the entire amount was charged to operations in the quarter ended March 31,2004.

          On April 9, 2004 the Company entered into Amendment No. 1 to the Amended and Restated Consulting Agreement, effective as of February 9, 2004, with a consultant. The Company had previously entered into a consulting agreement on November 24, 2003 and an Amended and Restated Consulting Agreement effective as of January 20, 2004 with the consultant. The amendments provide issuance of an additional 660,943 shares of common stock valued at $621,286 and payment of $202,000 to the consultant. The value of the stock is being amortized over the remaining life of the agreement, as extended. Amortization reported as stock based compensation amounted to $ 66,271 for the quarter ended March 31, 2004 In consideration for extending the term of the Restated Agreement to November 24, 2005, the Corporation will grant the consultant 2,000,000 options with a five year term and piggyback registration rights. The exercise price of the options is $1. per share. The Company estimated the fair value of these options to be $ 1,879,735 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of five years. Such amount is being amortized over the remaining life of the agreement, as extended. Amortization amounted to $ 200,505 for the quarter ended March 31, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 9 -  Stockholders' Deficit (Continued)

          Issuances of Common Stock and Stock Options in Connection with Consulting Agreements (Continued)

          Other

          During the quarter ended March 31, 2004 the Company issued 239,158 shares of common stock valued at $ 234,466 to various consultants for services. The entire amount has been reported as stock based compensation for the quarter ended March 31, 2004.

          During the quarter ended March 31, 2004 the Company issued 250,000 shares of common stock valued at $205,000 to its President as payment of accrued salaries, 232,122 shares of common stock valued at $182,960 to employees as payment of accrued salaries and 5,000 shares of common stock valued at $4,100 to a consultant as payment of accrued fees.


          2004 Incentive Stock Plan

          During January 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan") under which options (either incentive or nonqualified), stock awards and restricted stock purchase offers, covering an aggregate amount of 2,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 10 years from the date of grant. During the quarter ended March 31, 2004 the Company issued an aggregate of 2,000,000 shares of common stock under the 2004 Plan.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 10 - Commitments and Contingencies

          Consulting Services

          On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. As of December 31, 2003 the Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter and during the quarter ended March 31, 2004 the Company has reserved an additional 797,538 shares valued at $763,923. Such 2,301,731 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year and the remaining life of the contract. Amortization reported as stock based compensation amounted to $688,502 for the quarter ended March 31, 2004. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

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

          Antidilution Agreement

          Steven Lampert, the Company's President, has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock so that Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is

                               POWERCHANNEL, INC.
 AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO CONSOLIDATED FINANCIAL
                     STATEMENTS MARCH 31, 2004 (Unaudited)


NOTE 10 - Commitments and Contingencies (Continued)

for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

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


NOTE 11 - Subsequent Events

          In May 2004, the Company and Churchill Investments, Inc. ("Churchill") entered into a mutual release whereby the parties released each other party from all obligations with respect to the Consulting Agreement and the Non-recourse Assignment. In addition, Churchill agreed to reassign the remaining outstanding balance of the Series A Notes in the amount of $169,461 to the Company and the Company agreed to indemnify Churchill for any losses due to claims instituted by third party purchasers of shares issued upon conversion of the Series A Notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations - Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Revenues

We generated $187,500 of revenues during the three months ended March 31, 2004. During the three months ended March 31, 2003, we did not generate any revenue. The reason for the increase in the revenues was the Company's change in its business plan in connection with its reverse merger in July 2003. Revenues from the sale of the Company's set-top boxes are recognized at the time of shipment to the customer. Access fees are deferred and amortized over the life of the subscription.

Costs and Expenses


Cost and expenses incurred for the three months ended March 31, 2004, aggregated $2,558,663 as compared to $112,696 for the three months ended March 31, 2003. Cost and expenses increased by $2,445,967 for the three months ended March 31, 2004 when compared to the comparable period of the prior year. This increase resulted from the following:

     o cost of sales for the three months ended March 31, 2004 was $187,500 as compared to none for the comparable period during 2003, which such increase was the result of the Company's change in its business plan in connection with its reverse merger in July 2003;

     o selling, general and administrative expenses for the three months ended March 31, 2004 was $529,342, which includes a bad debt expense of $93,750 recognized by the Company that relates to the current period sales, as compared to $112,696 during the three month ended March 31, 2003, which represents an increase of $416,646; and

     o the Company recognized stock based compensations in the amount of $1,841,821 during the three months ended March 31, 2004 as compared to none during the three months ended March 31, 2003.

Net Loss

The net loss was $2,375,205 for the three months ended March 31, 2004, as compared to a net loss of $114,196 for the three months ended March 31, 2003. The net loss increased by $2,261,009 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three months ending March 31, 2004.

Liquidity and Capital Resources

Financial Condition

The Company has generated minimal revenue to date and has financed its operations through sales of its common stock and debt. The future success of the Company depends upon its ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that the Company will be able to do so.

At March 31, 2004, the Company had total current assets of $1,553,011 and total current liabilities of $5,016,081 resulting in a working capital deficit of $3,463,070. In addition, the Company had a stockholders deficit of $3,363,393 at March 31, 2004.

The Company is a development stage company that has a working capital deficit at March 31, 2004 of $3,463,070 and for the period August 10, 1998 (inception) to March 31, 2004 has incurred net losses aggregating $14,294,944. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock in the Company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of the Company is dependent on
(1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time.

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

Since the merger in July 2003 through April 2004, the Company's investors have provided funding approximately in the amount of $2,550,000 in cash, and various parties have provided services valued at approximately $5,000,000, in consideration for the issuance of securities issued or to be issued. The Company needs to raise an additional $2,000,000 during the next 12 months to effectively institute its business plan to market and distribute its products. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

In February 2000, the Company issued Series A Convertible Notes (the "Series A Notes") in the aggregate amount of $280,000 to several investors (the "Original Holders").

On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. The Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter and during the quarter ended March 31, 2004 the Company has reserved an additional 797,538 shares valued at $763,923. Such 2,301,731 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year and the remaining life of the contract. Amortization reported as stock based compensation amounted to $688,502 for the quarter ended March 31, 2004. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

As of December 31, 2003 the Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter and during the quarter ended March 31, 2004 the Company has reserved an additional 797,538 shares valued at $763,923. Such 2,301,731 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year and the remaining life of the contract.

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

In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January 2004 the Company paid an aggregate of $215,695 principal to four note holders. At March 31, 2004, the remaining balance due on these notes was $44,305. In May 2004, the Company and Churchill Investors, Inc. entered into a mutual release whereby the parties released each other from all obligations with respect to the Consulting Agreement and the Non-recourse Assignment. In addition, Churchill agreed to reassign the remaining outstanding balance of the Series A Notes in the amount of $169,461 to the Company and the Company agreed to indemnify Churchill for any losses due to claims instituted by third party purchasers of shares issued upon conversion of the Series A Notes.

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

We incurred net losses for the year ended December 31, 2003 of $4,393,962 and for the three months ended March 31, 2004 of $2,375,205. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of March 31, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security None Holders.

None

Item 5. Other Information.

Between January 20, 2004 through March 25, 2004, the Company made certain loans to Steven Lampert, CEO of the Company, aggregating $56,607. During this same period, Mr. Lampert repaid all of such loans, either through the payment to the Company of cash ($43,300) or through the offset of salary owed to Mr. Lampert ($13,307). These loans made to Mr. Lampert violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that such loans were repaid, the Company and/or Mr. Lampert may be subject to fines, sanctions and/or penalties. At this time, the Company is unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by the Company and/or Mr. Lampert.

Item 6. Exhibits and Reports of Form 8-K.

Reports on Form 8K

On January 28, 2004, the Company filed a Form 8K with the SEC reporting under
Item 4 that it had terminated its Radin Glass & Co., LLP, its independent public accountants and engaged Wolinetz, Lafazan & Company, P.C.

Exhibits

Exhibit Number             Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on June 1, 2004.

                               POWERCHANNEL, INC.





Date:  June 1, 2004     By: /s/ Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President