Form 10QSB
period 2004-06-30
POWERCHANNEL INC
filed 2004-08-20
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2004: 26,669,829 shares of common stock outstanding, $0.01 par value.

ITEM 1. FINANCIAL INFORMATION
                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                            $     635,108
  Inventories                                                           129,738
  Accounts Receivable, Net                                               68,375
  Prepaid Expenses                                                        6,378
  Prepaid Consulting Fees                                               113,903
                                                                  --------------
         Total Current Assets                                           953,502

Property and Equipment, Net                                              34,428

Deferred Consulting Fees, Net of Current Portion                         43,991
                                                                  --------------
                                                                  $   1,031,921
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                $     660,053
  Accrued Liabilities                                                   633,727
  Convertible Notes Payable                                              44,305
  Deposits Payable                                                       70,000
                                                                  --------------
         Total Current Liabilities                                    1,408,085
                                                                  --------------
Commitments and Contingencies

Minority Interest                                                     1,176,543
                                                                  --------------
Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                           -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,194,829 Shares                            261,948
  Additional Paid-In Capital                                         17,174,959
  Common Stock to be Issued, 2,315,531 Shares                         1,817,808
  Deferred Offering Costs                                               (14,000)
  Deferred Stock-Based Compensation                                  (2,788,815)
  Accumulated Other Comprehensive Income (Loss)                      (1,325,407)
  Deficit Accumulated in the Development Stage                      (16,679,200)
                                                                  --------------

         Total Stockholders' Deficit                                 (1,552,707)
                                                                  --------------
                                                                  $   1,031,921
                                                                  ==============
    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                      For The Period
                                                                   For the Three                For the Six          August 10, 1998
                                                                    Months Ended                Months Ended            (Inception)
                                                                     June 30,                     June 30,                  To
                                                               2004           2003          2004            2003      June 30, 2004
                                                          -------------   ------------   ------------   -----------   -------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC           $          -    $         -    $         -    $        -    $  1,894,348
  Expenses Reimbursed Pursuant to License Agreement                  -              -              -             -      (1,884,348)
  Net License Income                                                 -              -              -             -          10,000
  Sales - Net (Returns of $84,420 for the Quarter Ended
    June 30, 2004)                                             (39,134)             -        148,366             -         227,924
  Activation Fees                                                    -              -              -             -          15,525
                                                          -------------   ------------   ------------   -----------   -------------
         Total Revenues                                        (39,134)             -        148,366             -         253,449
                                                          -------------   ------------   ------------   -----------   -------------

Costs and Expenses:
  Cost of Sales                                                (51,038)             -        136,462             -         142,273
  Write-Down of Inventories                                     21,593              -         21,593             -         464,656
  Selling, General and Administrative Expenses                 446,705         24,457        976,047       137,153       6,759,263
  Impairment Loss on Investment                                      -              -              -             -         573,887
  Settlement of Debt                                                 -              -              -             -         111,300
                                                          -------------   ------------   ------------   -----------   -------------
  Stock-Based Compensation                                   1,867,740              -      3,709,561             -       6,030,814
                                                          -------------   ------------   ------------   -----------   -------------
        Total Costs and Expenses                             2,285,000         24,457      4,843,663       137,153      14,082,193
                                                          -------------   ------------   ------------   -----------   -------------

Loss Before Loss From Unconsolidated Affiliate
  And Other Income (Expense)                                (2,324,134)       (24,457)    (4,695,297)     (137,153)    (13,828,744)

Loss from Unconsolidated Affiliate                             (48,000)        (1,526)       (48,000)       (3,026)     (2,678,797)

Interest Expense                                               (12,122)             -        (16,164)            -        (171,659)
                                                          -------------   ------------   ------------   -----------   -------------
Net Loss                                                  $ (2,384,256)   $   (25,983)   $(4,759,461)   $ (140,179)   $(16,679,200)
                                                          =============   ============   ============   ===========   =============

Basic and Diluted Net Loss Per Share                      $       (.09)   $        (-)   $      (.19)   $     (.01)
                                                          =============   ============   ============   ===========

Weighted Average Shares Outstanding - Basic and Diluted     26,165,818     11,212,052     24,531,674    11,212,052
                                                          =============   ============   ============   ===========
Pro-Forma Net Loss Per Share (Basic and Diluted)          $       (.08)   $        (-)   $      (.18)   $       (-)
                                                          =============   ============   ============   ===========

Pro-Forma Weighted Average Shares Outstanding
  (Basic and Diluted)                                       28,478,011    $        (-)    26,467,248             -
                                                          =============   ============   ============   ===========

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For The Period
                                                                            For the Six            August 10, 1998
                                                                            Months Ended            (Inception)
                                                                              June 30,                   To
                                                                        2004           2003        June 30, 2004
                                                                    ------------   -------------   --------------
Cash Flow From Operating Activities:
  Net Loss                                                          $(4,759,461)   $   (140,179)    $(16,679,200)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                  -               -          280,000
      Stock-Based Compensation                                        3,709,561               -        6,130,266
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                   -               -          111,300
      (Loss) Income on Investment in PowerChannel
        Europe PLC                                                       48,000         (68,454)       2,370,471
      Loss on Asset Disposal                                                  -               -           20,456
      Write-Down of Inventories                                          21,593               -          464,656
      Depreciation                                                        9,756          11,230           90,073
      Reserve for Bad Debts                                              68,376               -           68,376
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                            -               -          573,884
      Change in Current Operating Assets and Liabilities:
        Decrease in Inventories                                          93,094           3,332         (594,394)
        (Increase) in Accounts Receivable                              (136,751)              -         (136,751)
        (Increase) in Prepaid Expenses                                 (120,281)              -         (120,281)
        (Increase) Decrease in Other Assets                             (43,991)         17,127          (43,991)
        Increase (Decrease) Due to PowerChannel Europe PLC,
          Relating to Operations                                        (10,000)         74,120          678,142
        Increase (Decrease) in Accounts Payable and Accrued
                Liabilities                                            (111,435)         64,649        1,171,973

        Increase in Deposits Payable                                          -               -           45,000
                                                                    ------------   -------------   --------------

Net Cash (Used) in Operating Activities                              (1,231,539)       (112,295)      (5,570,020)
                                                                    ------------   -------------   --------------
Cash Flow From Investing Activities:
  Purchases of Property and Equipment                                   (25,116)              -         (144,957)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                     -               -          (16,851)
  Advances to Related Party                                             (56,607)              -         (121,542)
  Repayments for Advances to Related Parties                             43,300         114,957          108,235
  Loans to Related Party                                                      -               -         (278,027)
  Repayments from Loans to Related Parties                                    -               -          278,027
  Purchase of PCE Stock                                                 (40,000)              -          (40,000)
                                                                    ------------   -------------   --------------
Net Cash Provided by (Used) in Investing Activities                     (78,423)        114,957         (215,115)
                                                                    ------------   -------------   --------------

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                   For The Period
                                                           For the Six             August 10, 1998
                                                           Months Ended              (Inception)
                                                            June 30,                     To
                                                   2004               2003          June 30, 2004
                                                -----------       -----------       ------------
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock         2,187,500                 -          3,532,864
  Fees Paid on Sale of Common Stock               (265,000)                -           (275,000)
  Loans and Advances from Related Parties                -                 -          2,773,074
  Proceeds of Subscription Receivable              300,000                 -            300,000
  Proceeds from Deposits Payable                    25,000                 -             25,000
  Payments of Convertible Notes                   (215,695)                -           (215,695)
  Proceeds from Note Payable                             -                 -            112,000
  Proceeds from Convertible Notes                        -                 -            280,000
  Payment of Note Payable                         (112,000)                -           (112,000)
                                                -----------       -----------       ------------
Net Cash Provided By Financing Activities        1,919,805                 -          6,420,243
                                                -----------       -----------       ------------
Net Increase (Decrease) in Cash                    609,843            (2,662)           635,108

Cash - Beginning of Period                          25,265            65,358                  -
                                                -----------       -----------       ------------
Cash - End of Period                            $  635,108        $   68,020        $   635,108
                                                ===========       ===========       ============

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                           For The Period
                                                                             For the Six                   August 10, 1998
                                                                             Months Ended                    (Inception)
                                                                               June 30,                          To
                                                                       2004               2003             June 30, 2004
                                                                  --------------     --------------      ------------------
Supplemental Cash Flow Information:
  Cash Paid For Interest                                          $      91,360      $           -       $         91,360
                                                                  ==============     ==============      =================
  Cash Paid For Income Taxes                                      $           -      $           -       $              -
                                                                  ==============     ==============      =================
Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                         $           -      $           -       $         10,500
                                                                  ==============     ==============      =================
  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                 $           -      $           -       $         25,200
                                                                  ==============     ==============      =================
Deferred Stock-Based Compensation                                 $   3,773,611      $           -       $      7,261,601
                                                                  ==============     ==============      =================
Issuance of Common Stock for Deferred Offering Costs              $           -      $           -       $         14,000
                                                                  ==============     ==============      =================
Write-Off of Subscription Receivable                              $           -      $           -       $         50,575
                                                                  ==============     ==============      =================
Issuance of 250,000 Shares of Common Stock as Payment
     for Accrued Salaries - Related Parties                       $     205,000      $           -       $        205,000
                                                                  ==============     ==============      =================
Issuance of 228,122 Shares of Common Stock as Payment
     for Accrued Salaries and Fees                                $     187,060      $           -       $        187,060
                                                                  ==============     ==============      =================
Repayment of Advances to Related Party by Applying Accrued
     Salaries                                                     $      13,307      $           -       $         13,307
                                                                  ==============     ==============      =================
Issuance of 120,000 Shares of Common Stock as Payment for
  Accrued Liabilities                                             $      75,600      $           -       $         75,600
                                                                  ==============     ==============      =================
Issuance of 286,687 Shares of Common Stock as Consideration
  for Purchase of PCE Shares from Related Parties                 $      77,455      $           -       $         77,455
                                                                  ==============     ==============      =================
Cancellation of 286,687 Shares of Common Stock by
  Related Parties                                                 $       2,869      $           -       $          2,869
                                                                  ==============     ==============      =================
Additional Paid-In Capital Arising from Acquisition of PCE        $   2,715,234      $           -       $      2,715,234
                                                                  ==============     ==============      =================
Payable on Purchase of PCE Stock                                  $      14,898      $           -       $         14,898
                                                                  ==============     ==============      =================

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


NOTE 1-Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of PowerChannel, Inc. and its subsidiaries, which are both wholly and majority owned. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is a development stage company and has incurred recurring losses from operations and operating cash constraints that raises substantial doubt about the Company's ability to continue as a going concern.


NOTE 2 - Property and Equipment

         Property and equipment consists of the following:

                    Office Equipment                          $      8,000
                    Furniture and Fixtures                          83,175
                    Leasehold Improvements                          27,364
                                                              -------------
                                                                   118,639
                    Less:  Accumulated Depreciation                 84,211
                                                              -------------
                                                              $     34,428
                                                              =============

     Depreciation expense amounted to $9,758 and $11,230 for the six months ended June 30, 2004 and 2003 respectively.

NOTE 3 - Investment In Unconsolidated Affiliate

     As of December 31, 2003 the Company determined that there was an other than temporary decline in value of its investment in PowerChannel Europe PLC ("PCE"). Accordingly, the Company recognized an impairment charge to operations of $ 573,887 for the year ended December 31, 2003 representing this other than temporary decline in value, thereby reducing the carrying value to zero at December 31, 2003. As of June 30, 2004 the Company increased its ownership percentage in PCE to 70.41%. Accordingly, the Company no longer accounts for PCE under the equity method. As a majority owned subsidiary PCE is included in consolidation (see Note 4).

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (Unaudited)

NOTE 4 - Acquisition

     On May 31, 2004, the Company acquired 13.47% of Powerchannel Europe PLC ("PCE")(see Note 3) for $54,898 from Internet Investors, Inc., a wholly owned subsidiary of Long Distance Direct Holdings, Inc. ("LDH"). Mr. Lampert, our sole executive officer and a director, resigned as an officer and a director of LDH on December 31, 2002 and currently owns approximately 9% of the issuance and outstanding shares of common stock of LDH.

     On June 30, 2004 the Company acquired 38.44% of PCE for $77,455 from Mr. Steven Lampert, the Company's Chief Executive Officer and a director, and Michael Preston. Mr. Preston has occasionally served as a consultant to the Company and owns a limited number of shares of common stock of the Company. The Company issued 286,687 shares of common stock to Mr. Lampert and Mr. Preston as consideration for the PCE shares. Concurrently therewith, the 286,687 shares were returned to the Company by Mr. Lampert and Mr. Preston as capital contributions.

     At June 30, 2004, the Company's ownership in PCE increased to 70.41% and the accounts of PCE have been included in these consolidated financial statements. The transaction has been accounted for under the purchase method. Accordingly, the consolidated statements of operations will include PCE's results of operations from June 30, 2004. Prior to June 30, 2004 the Company had accounted for its investment in PCE under the equity method and has recorded a loss from the unconsolidated affiliate in the amount of $48,000 for the six months ended June 30, 2004. PCE does not engage in any operations however it was formerly engaged in the providing of Internet access.

     Unaudited  pro  forma   consolidated   results  of  operations  as  if  the
acquisition had taken place at the beginning of 2003 would not have been materially different from the amounts reported.

     The following table provides unaudited condensed consolidated financial information about PCE as of June 30, 2004 and for the six months then ended:

              Current Assets                   $     3 931,504
              Total Assets                     $     3,931,504
              Current Liabilities              $       593,076
              Total Liabilities                $       593,076
              Equity                           $     3,338,428
              Revenues                         $             -
              Net (Loss)                       $       150,000

     The current assets included in the above table includes receivable from the Company aggregating approximately $3.9 million.

NOTE 5 - Minority Interest

     Minority interest at June 30, 2004 represents the minority shareholders' 29.59% interest in the equity of PCE in the amount of $987,841.

NOTE 6 - Convertible Notes Payable

     On February 29, 2000, PowerChannel entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January 2004 the Company paid an aggregate of $215,695 principal to four note holders. At June 30, 2004, the remaining balance due on these notes was $44,305.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 6-  Convertible Notes Payable (Continued)

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

NOTE 7-  Note Payable - Other

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

     The June 2003 Note was paid in full in May 2004. Simultaneously with the payment of the outstanding balance of the June 2003 Note, Knightsbridge agreed to (i) release its security interest on the Company's inventory and (ii) return all of the shares that had been pledged to it as collateral for the June 2003 Note. In addition, the Company and Knightsbridge entered into a mutual release whereby the parties released each other from all obligations with respect to the June 2003 Note.

NOTE 8-  Related Party Transactions

     Advances to Related Party

     During the quarter ended June 30, 2004, the Company made certain loans to the President and CEO of the Company, aggregating $56,607. During this same period the loans were repaid through the payment of cash in the amount of $43,300 and the application of accrued salaries in the amount of $13,307. These loans made to Mr. Lampert violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that such loans were repaid, the Company and/or Mr. Lampert may be subject to fines, sanctions and/or penalties. At this time, the Company is unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by the Company and/or Mr. Lampert.

     Purchase of Inventories

     Inventories consist of set-top boxes, which require modification for use in their related geographic regions.

     In May 2004, The Lampert Group, an entity 100% owned by Steven Lampert, the Company's Chief Executive Officer and a director, successfully bid on 42.336 set-top boxes auctioned off by S&H Storage & Haulage Ltd. ("S&H") at an aggregate price of approximately $44,000. Prior to the auction, S&H took possession of the set top boxes after PowerChannel Europe PLC had failed to pay for their storage. The Company then purchased the set-top boxes from The Lampert Group for approximately $44,000.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 9- Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

     Other   comprehensive   income  (loss)  consists  of  accumulated   foreign
translation gains and losses and is summarized as follows:

                Balance - December 31, 2003                 $  (625,949)
                Equity Adjustments from Foreign
                Currency Translation                            (61,756)
                Balance - June 30, 2004                     $  (687,705)

NOTE 10- Stockholders' Deficit

          Issuances of Common Stock and Stock Options in Connection with Consulting Agreements

     On January 20, 2004 the Company agreed to issue an additional 260,943 shares of common stock valued at $245,286 and make payment of $10,000 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $130,659 for the six months ended June 30, 2004.

     On January 20, 2004 the Company agreed to issue an additional 270,943 shares of common stock valued at $254,686 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $135,666 for the six months ended June 30, 2004. This consultant was also appointed in January 2004 as a director of the Company.

     On February 6, 2004 the Company agreed to issue an additional 50,000 shares of common stock valued at $61,500 to a consultant as additional compensation relating to a one year consulting agreement originally entered into on December 4, 2003. This consulting agreement was subsequently terminated in April 2004 and accordingly the entire amount was charged to operations in the quarter ended June 30, 2004.

     On April 9, 2004 the Company entered into Amendment No. 1 to the Amended and Restated Consulting Agreement, effective as of February 9, 2004, with a consultant. The Company had previously entered into a consulting agreement on November 24, 2003 and an Amended and Restated Consulting Agreement effective as of January 20, 2004 with the consultant. The amendments provide issuance of an additional 660,943 shares of common stock valued at $621,286 and payment of $202,000 to the consultant. The value of the stock is being amortized over the remaining life of the agreement, as extended. Amortization reported as stock based compensation amounted to $150,029 for the six months ended June 30, 2004. In consideration for extending the term of the Restated Agreement to November 24, 2005, the Corporation will grant the consultant 2,000,000 options with a five year term and piggyback registration rights. The exercise price of the options is $1 per share. The Company estimated the fair value of these options to be $ 1,879,735 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of five years. Such amount is being amortized over the remaining life of the agreement, as extended. Amortization amounted to $453,921 for the six months ended June 30, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 10- Stockholders' Deficit (Continued)

     Other

     During the quarter ended March 31, 2004 the Company issued 239,158 shares of common stock valued at $ 234,466 to various consultants for services. The entire amount has been reported as stock based compensation for the quarter ended June 30, 2004.

     During the quarter ended March 31, 2004 the Company issued 250,000 shares of common stock valued at $205,000 to its President as payment of accrued salaries, 232,122 shares of common stock valued at $182,960 to employees as payment of accrued salaries and 5,000 shares of common stock valued at $4,100 to a consultant as payment of accrued fees.

     During the quarter ended June 30, 2004 the Company issued 120,000 shares of common stock valued at $75,600 as payment of previously accrued consulting fees.

     2004 Incentive Stock Plan

     During January 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan") under which options (either incentive or nonqualified), stock awards and restricted stock purchase offers, covering an aggregate amount of 2,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 10 years from the date of grant. During the six months ended June 30, 2004 the Company issued an aggregate of 2,000,000 shares of common stock under the 2004 Plan.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 11- Commitments and Contingencies

     Consulting Services

     On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. As of December 31, 2003, the Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter and during the six months ended June 30, 2004, the Company has reserved an additional 811,338 shares valued at $772,617. Such 2,315,531 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year and the remaining life of the contract. Amortization reported as stock based compensation amounted to $1,664,576 for the six months ended June 30, 2004. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 11- Commitments and Contingencies (Continued)

     Antidilution Agreement

     Steven Lampert, the Company's President, has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock whereby Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

     Employment Agreement

     On February 10, 2004, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a one year term with annual renewal options. It provides for an annual base salary of $160,000, annual performance bonuses, stock and stock option eligibility, and employee benefits.

     Accrued Liabilities

     Included in accrued liabilities are federal payroll taxes payable of approximately $150,000 under federal tax liens.

NOTE 12- Subsequent Events

     In July 2004, 500,000 restricted shares of common stock were issued.

     In July 2004, 25,000 restricted shares of common stock were returned by a consultant due to non performance of services to be rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Acquisition of a Controlling Interest in Powerchannel Europe PLC

On May 31, 2004, the Company acquired 13.47% of Powerchannel Europe PLC ("PCE") for $54,898 from Internet Investors, Inc. , a wholly owned subsidiary of Long Distance Direct Holdings, Inc. ("LDH"). Mr. Lampert, our sole executive officer and a director, resigned as an officer and a director of LDH on December 31, 2002 and currently owns approximately 9% of the issuance and outstanding shares of common stock of LDH.

On June 30, 2004 the Company acquired 38.44% of PCE for $77,455 from Mr. Steven Lampert, the Company's Chief Executive Officer and a director, and Michael Preston. Mr. Preston has occasionally served as a consultant to the Company and owns a limited number of shares of common stock of the Company. The Company issued 286,687 shares of common stock to Mr. Lampert and Mr. Preston as consideration for the PCE shares. Concurrently therewith, the 286,687 shares were returned to the Company by Mr. Lampert and Mr. Preston as capital contributions.

At June 30, 2004, the Company's ownership in PCE increased to 70.41% and the accounts of PCE have been included in the Company's consolidated financial statements. The transaction has been accounted for under the purchase method. Accordingly, the consolidated statements of operations will include PCE's results of operations from June 30, 2004. Prior to June 30, 2004 the Company had accounted for its investment in PCE under the equity method and has recorded a loss from the unconsolidated affiliate in the amount of $48,000 for the six months ended June 30, 2004. PCE does not engage in any operations however it was formally engaged in the providing of Internet access.

Results of Operations

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Revenues

During the six ended June 30, 2004 we had sales of approximately $148,366. During the six months ended June 30, 2003, we did not generate any revenue. The reason for the increase in the revenues was the commencement of the Company's new business of providing low cost Internet access.

Costs and Expenses

Cost and expenses incurred for the six months ended June 30, 2004, aggregated $4,843,663 as compared to $137,153 for the six months ended June 30, 2003. Cost and expenses increased by $4,706,510 for the six months ended June 30, 2004 when compared to the comparable period of the prior year. This increase resulted from the following:

     o    Cost of sales of $136,462 during the six months ended June 30, 2004;
     o write down of inventories of $21,593 during the six months ended June 30, 2004;
     o selling, general and administrative expenses for the six months ended June 30, 2004 was $976,047, as compared to $137,153 during the six months ended June 30, 2003, which represents an increase of $838,894; and
     o the Company recognized stock based compensations in the amount of $3,709,561 during the six months ended June 30, 2004 as compared to none during the six months ended June 30, 2003.

Net Loss

The net loss was $4,759,461 for the six months ended June 30, 2004, as compared to a net loss of $140,179 for the six months ended June 30, 2003. The net loss increased by $4,619,282 from the previous period primarily as a result of the reasons set forth above.

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Revenues

During the quarter ended June 30, 2004 we had sales of approximately $45,000 and sales returns of approximately $84,000, resulting in net negative sales of approximately $39,000. During the three months ended June 30, 2003, we did not generate any revenue. The reason for the generation of net negative sales was the return of a majority of our set-top terminals previously delivered to ISS-LG, Inc. for sale in Puerto Rico. Revenues from the sale of the Company's set-top boxes are recognized at the time of shipment to the customer. As a result, the revenues were booked upon shipment of the set top boxes to ISS-LG, Inc., which were subsequently returned. Access fees are deferred and amortized over the life of the subscription.

Costs and Expenses

Cost and expenses incurred for the three months ended June 30, 2004, aggregated $2,285,000 as compared to $24,457 for the three months ended June 30, 2003. Cost and expenses increased by $2,260,543 for the three months ended June 30, 2004 when compared to the comparable period of the prior year. This increase resulted from the following:

     o write down of inventories of $21,593 during the three months ended June 30, 2004;
     o selling, general and administrative expenses for the three months ended June 30, 2004 was $446,705, as compared to $24,457 during the three months ended June 30, 2003, which represents an increase of $422,248; and
     o the Company recognized stock based compensations in the amount of $1,867,740 during the three months ended June 30, 2004 as compared to none during the three months ended June 30, 2003.

Net Loss

The net loss was $2,384,256 for the three months ended June 30, 2004, as compared to a net loss of $25,983 for the three months ended June 30, 2003. The net loss increased by $2,358,273 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three months ending June 30, 2004.

Liquidity and Capital Resources

Financial Condition

The Company has generated minimal revenue to date and has financed its operations through sales of its common stock and debt. The future success of the Company depends upon its ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that the Company will be able to do so.

At June 30, 2004, the Company had total current assets of $953,502 and total current liabilities of $1,408,085 resulting in a working capital deficit of $454,583. In addition, the Company had a stockholders deficit of $1,552,707 at June 30, 2004.

The Company is a development stage company that has a working capital deficit at June 30, 2004 of $454,583 and for the period August 10, 1998 (inception) to June 30, 2004 has incurred net losses aggregating $16,679,200. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock in the Company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of the Company is dependent on the following:

     o    consummation of the contemplated financings;
     o    achieving sufficiently profitable operations;
     o    subsequently maintaining adequate financing arrangements; and
     o    its exiting the development stage.

The achievement and/or success of the Company's planned measures, however, cannot be determined at this time.

Capital Resources

The Company anticipates generating cash to continue its operations either though private sales of its common stock or from capital contributions from its officers and/or directors. In addition, the Company hopes to reach levels of revenue sufficient to meet its operating costs. There is no guarantee that the Company will be able to reach these levels or generate cash through the sale of its common stock. The Company currently does not have any agreements or arrangements for financing.

Since the merger in July 2003 through April 2004, our investors have provided funding approximately in the amount of $2,600,000 in cash, and various parties have provided services valued at approximately $5,000,000, in consideration for the issuance of securities issued or to be issued. To obtain funding for our ongoing operations, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold units to accredited investors with each unit consisting of 50,000 shares of common stock and 50,000 common stock purchase warrants at a price of $25,000 per unit. In connection with this offering we issued an aggregate of 4,975,000 shares of common stock and 4,975,000 common stock purchase warrants for an aggregate purchase price of $2,487,500. The common stock purchase warrants are each exercisable into one share of common stock at the holder's option at an exercise price of $.75 per warrant. At anytime after the filing of this registration statement, we may call the warrants when the five-day average closing bid price of the common stock equals or exceeds $1.00. The warrants are exercisable for a period of thirty-six months.

The Company needs to raise an additional $2,000,000 during the next 12 months to effectively institute its business plan to market and distribute its products. The Company is currently seeking debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. The following discusses the manner in which we will utilize our material funding requirements of $2,000,000:

Expense                                                 Amount
------------------------------------------------------- ------------------------
Working Capital                                         $800,000
------------------------------------------------------- ------------------------
Marketing                                               $750,000
------------------------------------------------------- ------------------------
Professional Expenses                                   $250,000
------------------------------------------------------- ------------------------
General and Administrative                              $200,000
------------------------------------------------------- ------------------------

Related Party Loans

During the quarter ended March 31, 2004, we made certain loans to the President and CEO, aggregating $56,607. During this same period the loans were repaid through the payment of cash in the amount of $43,300 and the application of accrued salaries in the amount of $13,307. These loans made to Mr. Lampert violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that such loans were repaid, our company and/or Mr. Lampert may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or Mr. Lampert. The purpose of such loan was for personal use.

Additional Transactions

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

In addition, in May 2004, we paid off the balance owed in connection with the June 2003 Note. Simultaneously with such payment of the outstanding balance of the June 2003 Note, Knightsbridge agreed to

     o    release its security interest on our inventory; and
     o return all of the shares that had been pledged to it as collateral for the June 2003 Note.

In addition, our company and Knightsbridge entered into a mutual release whereby the parties released each other from all obligations with respect to the June 2003 Note.

On April 22, 2004, the Company issued 120,000 shares of common stock to Michael Fasci, a former director and officer of the Company. The Company issued these shares in consideration for the forgiveness of debt owed to Mr. Fasci by Advantage Fund I, LLC, which such debt was assumed by the company in connection with a settlement agreement entered with Advantage Fund LLC.

Risk Factors

Risks relating to our company

We have a history of losses since our inception and expect to incur losses for the foreseeable future.

We incurred net losses for the year ended December 31, 2003 of $4,393,962 and for the six months ended June 30, 2004 of $4,759,461. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

The Company and/or its President and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the President and CEO.

During the quarter ended March 31, 2004, we made certain loans to Mr. Steven Lampert, the Company's President and CEO, aggregating $56,607. During this same period the loans were repaid through the payment of cash in the amount of $43,300 and the application of accrued salaries in the amount of $13,307. These loans made to Mr. Lampert violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that such loans were repaid, our company and/or Mr. Lampert may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our Company and/or Mr. Lampert. The purpose of such loan was for personal use.

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

On July 31, 2003, the Company entered into a Consulting Agreement pursuant to which the Company engaged the consultant to provide certain advisory services for a one-year term, for an aggregate fee of $250,000. In lieu of payment, the Consultant agreed to accept a non-recourse assignment of $280,000 Series A Convertible Notes. Following the execution and delivery of the Non-recourse Assignment, the consultant or its assignees, converted $110,539 of the Series A Convertible Notes into 855,000 shares of common stock. The issuance of the shares of common stock in connection with the conversion of the Series A Convertible Notes may not have been in compliance with certain state and federal securities laws due to the fact that the Consultant or its assignees, at the time of the conversion, may not have been the lawful holder in due course of the

Notes by virtue of the fact that the Notes were assigned to them without the consent of the original note holders. It should be noted that the Company subsequently settled with all of the original note holders. In addition, any subsequent sale of the shares issuable upon conversion of the Notes, may have violated Rule 144.

The Company is currently unable to determine the amount of damages, if any, that it may incur as a result of these share issuances and/or any subsequent sales, which include, but are not limited to, damages that may result from the Company having to rescind the issuance of these shares. The payment of damages could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principals of Consolidation

The consolidated financial statements include the accounts of PowerChannel, Inc.
and  its  wholly  owned  and  majority  owned   subsidiaries.   All  significant
intercompany accounts and transactions are eliminated in consolidation.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of June 30, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

     o In April 2003, a stockholder alleging investment fraud filed a claim in the Supreme Court of Nassau County seeking damages in the amount of $25,000 plus interest. The plaintiff has withdrawn his claim but may commence this action at a future point in time; and

     o On July 20, 2004, the Company filed a complaint In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against Knightsbridge Holdings, LLC, Advantage Fund I, LLC, Triple Crown Consulting Co., Phoenix Capital Partners, LLC, Churchill Investments, Inc., Alyce B. Schreiber, Robert Press, Benjamin Kaplan, Newbridge Securities Corporation and Anslow & Jacklin, LLP, the
          Company's former attorneys. The Company is seeking relief deemed appropriate by the court and to establish a constructive trust over all securities held by the defendants and all proceeds from the sale of such securities. The Company is also seeking to rescind the Letter Agreement entered with Knightsbridge Holdings, LLC. In its complaint, the Company alleged fraudulent inducement, breach of contract, conspiracy and breach of fiduciary duty.

Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.

Item 2. Changes in Securities.

On June 30, 2004, the Company acquired 38.44% of PowerChannel Europe PLC for $77,455 from Steven Lampert, the CEO and a director of the Company, and Michael Preston. The Company issued an aggregate of 286,687 shares of common stock to Mr. Lampert and Mr. Preston. Concurrently therewith, the 286,687 shares were returned to the Company by Mr. Lampert and Mr. Preston as capital contributions.

On February 29, 2000, the Company entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, the Company acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January 2004 the Company paid an aggregate of $215,695 principal to four note holders. At June 30, 2004, the remaining balance due on these notes was $44,305. In May 2004, the Company and Churchill Investments, Inc. ("Churchill") entered into a mutual release whereby the parties released each other party from all obligations with respect to the Consulting Agreement and the Non-recourse Assignment. In addition, Churchill agreed to reassign the remaining outstanding balance of the Series A Notes in the amount of $169,461 to the Company and the Company agreed to indemnify Churchill for any losses due to claims instituted by third party purchasers of shares issued upon conversion of the Series A Notes.

During the quarter ended June 30, 2004, the Company issued 120,000 shares of common stock to Michael Fasci, the Company's former director, valued at $75,600 as payment of consulting fees.

In July 2004, the Company issued 500,000 shares of common stock to Isaac Weinhouse in consideration for consulting services.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security None Holders.

None

Item 5. Other Information.

In May 2004, The Lampert Group, an entity 100% owned by Steven Lampert, the Company's Chief Executive Officer and a director, successfully bid on 42,336 set-top boxes auctioned off by S&H Storage & Haulage Ltd. ("S&H") at an aggregate price of approximately $44,000. Prior to the auction, S&H took possession of the set top boxes after Powerchannel Europe PLC had failed to pay for their storage. The Company then purchased the set-top boxes from The Lampert Group for $44,000.

Item 6. Exhibits and Reports of Form 8-K.

Reports on Form 8K

None.

Exhibits

Exhibit Number             Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2004.

                               POWERCHANNEL, INC.


Date:  August 20, 2004   By: /s/ Steven Lampert
                             -------------------------
                                 Steven Lampert
                                 Chairman and President