Form 10QSB
period 2004-09-30
POWERCHANNEL INC
filed 2004-11-22
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2004: 26,669,829 shares of common stock outstanding, $0.01 par value.

ITEM 1. FINANCIAL INFORMATION

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                            $    253,898
  Inventories                                                          114,238
  Accounts Receivable, Net                                              61,455
  Prepaid Expenses                                                       5,414
  Prepaid Consulting Fees                                              110,897
                                                                  ------------

         Total Current Assets                                          545,902

Property and Equipment, Net                                             27,774

Deferred Consulting Fees, Net of Current Portion                        16,459
                                                                  ------------
                                                                  $    590,135
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                $    643,471
  Accrued Liabilities                                                  849,425
  Convertible Notes Payable                                             44,305
  Deposits Payable                                                      70,000
                                                                  ------------
         Total Current Liabilities                                   1,607,201
                                                                  ------------
Commitments and Contingencies

Minority Interest                                                    1,176,543
                                                                  ------------
Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                          -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,669,829 Shares                           266,698
  Additional Paid-In Capital                                        17,057,729
  Common Stock to be Issued, 2,370,156 Shares                        1,827,756
  Deferred Offering Costs                                              (14,000)
  Deferred Stock-Based Compensation                                 (1,902,294)
  Accumulated Other Comprehensive Income (Loss)                     (1,320,427)
  Deficit Accumulated in the Development Stage                     (18,109,071)
                                                                  ------------

         Total Stockholders' Deficit                                (2,193,609)
                                                                  ------------
                                                                  $    590,135
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

                                        POWERCHANNEL, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)



                                                                   For the Three               For the Nine       For The Period
                                                                   Months Ended                Months Ended      August 10, 1998
                                                                   September 30,               September 30,       (Inception)
                                                          ----------------------------  -------------------------       To
                                                              2004           2003          2004           2003    September 30, 2004
                                                          ------------   ------------   ------------   ---------- ------------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC           $        -              -              -             -      $   1,894,348
  Expenses Reimbursed Pursuant to License Agreement                -              -              -             -        ( 1,884,348)
                                                          ------------   ------------   ------------   ----------     --------------
  Net License Income                                               -              -              -             -             10,000
  Sales - Net (Returns of $84,420 for the Quarter Ended
    September 30, 2004)                                         37,500            -          185,866           -            265,424
  Activation Fees                                                  -              -              -             -             15,525
                                                          ------------   ------------   ------------   ----------     --------------
         Total Revenues                                         37,500            -          185,866           -            290,949
                                                          ------------   ------------   ------------   ----------     --------------
Costs and Expenses:
  Cost of Sales                                                 15,000            -          151,462           -            157,273
  Write-Down of Inventories                                        -              -           21,593           -            464,656
  Selling, General and Administrative Expenses                 467,408        309,802      1,443,455       446,955        7,226,671
  Impairment Loss on Investment                                    -              -              -             -            573,887
  Settlement of Debt                                               -              -              -             -            111,300
  Stock-Based Compensation                                     982,969      1,663,446      4,692,530     1,663,446        7,013,783
                                                          ------------   ------------   ------------   ----------     --------------
        Total Costs and Expenses                             1,465,377      1,973,248      6,309,040     2,110,401        15,547,570
                                                          ------------   ------------   ------------   ----------     --------------
Loss Before Income (Loss) From Unconsolidated Affiliate
  And Other Income (Expense)                                (1,427,877)    (1,973,248)    (6,123,174)   (2,110,401)     (15,256,621)

Income (Loss) from Unconsolidated Affiliate                        -            4,958     (   48,000)        1,932      ( 2,678,797)

Interest Expense                                            (    1,994)           -       (   18,158)          -        (   173,653)
                                                          ------------   ------------   ------------   ----------     --------------
Net Loss                                                  $ (1,429,871)  $ (1,968,290)  $ (6,189,332)  $(2,108,469)   $ (18,109,071)
                                                          ============   ============   ============   ===========    =============

Basic and Diluted Net Loss Per Share                      $       (.05)  $       (.16)  $       (.24)  $      (.18)
                                                          ============   ============   ============   ===========
Weighted Average Shares Outstanding - Basic and Diluted     26,669,829     12,334,748     25,288,737    11,661,130
                                                          ============   ============   ============   ===========
Pro-Forma Net Loss Per Share (Basic and Diluted)          $       (.05)  $       (.15)  $       (.23)  $      (.18)
                                                          ============   ============   ============   ===========
Pro-Forma Weighted Average Shares Outstanding
  (Basic and Diluted)                                       29,039,984     13,515,160     27,456,422    11,988,003
                                                          ============   ============   ============   ===========

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              For The Period
                                                                For the Nine                 August 10, 1998
                                                               Months Ended                    (Inception)
                                                                September 30,                       To
                                                                  2004           2003        September 30, 2004
                                                              -------------   ------------    -------------
Cash Flow From Operating Activities:
  Net Loss                                                    $ (6,189,332)   $ (2,108,469)   $(18,109,071)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                             -               -         280,000
      Stock-Based Compensation                                   4,692,530       1,726,108       7,113,235
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                              -               -         111,300
      (Loss) Income on Investment in PowerChannel
        Europe PLC                                                  48,000         (19,458)      2,370,471
      Loss on Asset Disposal                                             -               -          20,456
      Write-Down of Inventories                                     21,593         138,299         464,656
      Depreciation                                                  16,411               -          96,728
      Reserve for Bad Debts                                         68,376               -          68,376
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                       -               -         573,884
      Change in Current Operating Assets and Liabilities:
        Decrease in Inventories                                    108,594               -        (578,894)
        (Increase) in Accounts Receivable                         (129,831)              -        (129,831)
        (Increase) in Prepaid Expenses                            (116,311)              -        (116,311)
        (Increase) Decrease in Other Assets                        (16,459)         21,502         (16,459)
        Increase (Decrease) Due to PowerChannel Europe PLC,
          Relating to Operations                                   (10,000)        122,668         678,142
        Increase (Decrease) in Accounts Payable and Accrued
                Liabilities                                       (106,320)        (58,008)      1,177,088
        Increase in Deposits Payable                                     -               -          45,000
                                                              -------------   ------------    -------------
Net Cash (Used) in Operating Activities                         (1,612,749)       (177,358)     (5,951,230)
                                                              -------------   ------------    -------------
Cash Flow From Investing Activities:
  Purchases of Property and Equipment                              (25,116)              -        (144,957)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                -               -         (16,851)
  Advances to Related Party                                        (56,607)              -        (121,542)
  Repayments for Advances to Related Parties                        43,300               -         108,235
  Loans to Related Party                                                 -               -        (278,027)
  Repayments from Loans to Related Parties                               -               -         278,027
  Purchase of PCE Stock                                            (40,000)              -         (40,000)
                                                              -------------   ------------    -------------
Net Cash Provided by (Used) in Investing Activities                (78,423)              -        (215,115)
                                                              -------------   ------------    -------------

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                          For The Period
                                                                For the Nine              August 10, 1998
                                                                Months Ended                (Inception)
                                                                September 30,                   To
                                                                    2004           2003   September 30, 2004
                                                                ------------   ---------- ------------------
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                          2,187,500            -    3,532,864
  Fees Paid on Sale of Common Stock                                (265,000)           -     (275,000)
  Loans and Advances from Related Parties                                 -            -    2,773,074
  Proceeds of Subscription Receivable                               300,000            -      300,000
  Proceeds from Deposits Payable                                     25,000            -       25,000
  Payments of Convertible Notes                                    (215,695)           -     (215,695)
  Proceeds from Note Payable                                              -      112,000      112,000
  Proceeds from Convertible Notes                                         -            -      280,000
  Payment of Note Payable                                          (112,000)           -     (112,000)
                                                                ------------   ---------- ------------------
Net Cash Provided By Financing Activities                         1,919,805      112,000    6,420,243
                                                                ------------   ---------- ------------------
Net Increase (Decrease) in Cash                                     228,633      (65,358)     253,898

Cash - Beginning of Period                                           25,265       65,358            -
                                                                ------------   ---------- ------------------
Cash - End of Period                                             $  253,898    $       -   $  253,898
                                                                ============   ---------- -------------------


    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                      For The Period
                                                                          For the Nine                August 10, 1998
                                                                          Months Ended                 (Inception)
                                                                          September 30,                    To
                                                                      2004              2003          September 30, 2004
                                                                   ----------------  --------------    -------------
Supplemental Cash Flow Information:
  Cash Paid For Interest                                           $    94,753       $        -        $   94,753
                                                                   =============     ==============    =============
  Cash Paid For Income Taxes                                       $         -       $                 $        -
                                                                   =============     ==============    =============
Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                          $         -       $        -        $   10,500
                                                                   =============     ==============    =============
  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                  $         -       $        -        $   25,200
                                                                   =============     ==============    =============
Deferred Stock-Based Compensation                                  $ $3,783,559      $        -        $7,271,549
                                                                   =============     ==============    =============
Issuance of Common Stock for Deferred Offering Costs               $         -       $        -        $   14,000
                                                                   =============     ==============    =============
Write-Off of Subscription Receivable                               $         -       $        -        $   50,575
                                                                   =============     ==============    =============
Issuance of 250,000 Shares of Common Stock as Payment
     for Accrued Salaries - Related Parties                        $  205,000        $        -        $  205,000
                                                                   =============     ==============    =============
Issuance of 228,122 Shares of Common Stock as Payment
     for Accrued Salaries and Fees                                 $  187,060        $        -        $  187,060
                                                                   =============     ==============    =============
Repayment of Advances to Related Party by Applying Accrued
     Salaries                                                      $  13,307         $        -        $   13,307
                                                                   =============     ==============    =============
Issuance of 120,000 Shares of Common Stock as Payment for
  Accrued Liabilities                                              $  75,600         $        -        $   75,600
                                                                   =============     ==============    =============
Issuance of 286,687 Shares of Common Stock as Consideration
  for Purchase of PCE Shares from Related Parties                  $   77,455        $        -        $   77,455
                                                                   =============     ==============    =============
Cancellation of 286,687 Shares of Common Stock by
  Related Parties                                                  $    2,869        $        -        $    2,869
                                                                   =============     ==============    =============
Additional Paid-In Capital Arising from Acquisition of PCE         $2,715,254        $        -        $2,715,254
                                                                   =============     ==============    =============
Payable on Purchase of PCE Stock                                   $   14,898        $        -        $   14,898
                                                                   =============     ==============    =============
Penalties Accrued and Charged Against Additional Paid-In
  Capital Pursuant to Private Placement                            $  199,000        $        -        $  199,000
                                                                   =============     ==============    =============
Increase in Minority Interest                                      $1,176,543        $        -        $1,176,543
                                                                   =============     ==============    =============


    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


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

     Our ultimate ability to continue as a going concern depends on the market's acceptance of our products and our ability to raise additional funding and to generate revenues, operating profits, and positive cash flow. We have an urgent need for additional funding to provide near-term operating cash and enable us to continue our operations and execute our plans to move toward profitability. Although there can be no assurance, management believes that future financings and additional sales that we hope to generate from our product lines will be sufficient to allow us to continue in operation.


NOTE 2 - Property and Equipment

         Property and equipment consists of the following:

                       Office Equipment                            $     8,000
                       Furniture and Fixtures                           83,275
                       Leasehold Improvements                           27,364
                                                                   -----------
                                                                       118,639
                       Less:  Accumulated Depreciation                  90,865
                                                                   -----------
                                                                   $    27,774
                                                                   ===========

       Depreciation expense amounted to $16,411 for the nine months ended
                               September 30, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 3 - Investment In Unconsolidated Affiliate

     As of December 31, 2003 the Company determined that there was an other than temporary decline in value of its investment in PowerChannel Europe PLC ("PCE"). Accordingly, the Company recognized an impairment charge to operations of $ 573,887 for the year ended December 31, 2003 representing this other than temporary decline in value, thereby reducing the carrying value to zero at December 31, 2003. As of September 30, 2004 the Company increased its ownership percentage in PCE to 70.41%. Accordingly, the Company no longer accounts for PCE under the equity method. As a majority owned subsidiary PCE is included in consolidation (see Note 4).


NOTE 4 - Acquisition

     On May 31, 2004 the Company acquired 13.47% of PCE (see Note 3) for $54,898 from a third party and on June 30, 2004 the Company acquired 38.44% of PCE for $77,455 from two related parties. The Company issued 286,687 shares of common stock to the two related parties as consideration for the PCE shares. Concurrently therewith, the 286,687 shares of the Company were donated back to the Company and cancelled by the two related parties.

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


NOTE 5 - Minority Interest

     Minority   interest  at  September   30,  2004   represents   the  minority
shareholders' 29.59% interest in the equity of PCE in the amount of $1,176,543.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 6 - Convertible Notes Payable

     On February 29, 2000, PowerChannel entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January 2004 the Company paid an aggregate of $215,695 principal to four note holders. At September 30, 2004, the remaining balance due on these notes was $44,305.


NOTE 7 - Note Payable - Other

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


NOTE 8 - Related Party Transactions

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 8 - Related Party Transactions (Continued)

     Purchase of Inventories

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


NOTE 9 - Other Comprehensive Income (Loss) - Supplemental Non-Cash Investing Activities

     Other   comprehensive   income  (loss)  consists  of  accumulated   foreign
translation gains and losses and is summarized as follows:

                 Balance - December 31, 2003                 $    (625,949)
                 Equity Adjustments from Foreign
                 Currency Translation                             (694,478)
                                                             -------------
                 Balance - September 30, 2004                $  (1,320,427)
                                                             =============

NOTE 10 - Stockholders' Deficit

     Issuances of Common Stock and Stock Options in Connection with Consulting Agreements

     On January 20, 2004 the Company agreed to issue an additional 260,943 shares of common stock valued at $245,286 and make payment of $10,000 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $204,405 for the nine months ended September 30, 2004.

     On January 20, 2004 the Company agreed to issue an additional 270,943 shares of common stock valued at $254,686 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $212,239 for the nine months ended September 30, 2004. This consultant was also appointed in January 2004 as a director of the Company.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 10 - Stockholders' Deficit (Continued)

     Issuances of Common Stock and Stock Options in Connection with Consulting Agreements (Continued)

     On April 9, 2004 the Company entered into Amendment No. 1 to the Amended and Restated Consulting Agreement, effective as of February 9, 2004, with a consultant. The Company had previously entered into a consulting agreement on November 24, 2003 and an Amended and Restated Consulting Agreement effective as of January 20, 2004 with the consultant. The amendments provide issuance of an additional 660,943 shares of common stock valued at $621,286 and payment of $202,000 to the consultant. The value of the stock is being amortized over the remaining life of the agreement, as extended. Amortization reported as stock based compensation amounted to $234,708 for the nine months ended September 30, 2004. In consideration for extending the term of the Restated Agreement to November 24, 2005, the Corporation will grant the consultant 2,000,000 options with a five year term and piggyback registration rights. The exercise price of the options is $1 per share. The Company estimated the fair value of these options to be $ 1,879,735 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of five years. Such amount is being amortized over the remaining life of the agreement, as extended. Amortization amounted to $710,122 for the nine months ended September 30, 2004.

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

     During the quarter ended September 30, 2004 the Company issued 500,000 shares of common stock valued at $110,000 to a consultant for services. The entire amount has been reported as stock based compensation for the quarter ended September 30, 2004.

     During the quarter ended September 30, 2004 the Company cancelled 25,000 shares of common stock valued at $23,500 previously issued to a consultant for services. The entire amount has been reported as a reduction of stock based compensation for the quarter ended September 30, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 10 - Stockholders' Deficit (Continued)

     2004 Incentive Stock Plan

     During January 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan") under which options (either incentive or nonqualified), stock awards and restricted stock purchase offers, covering an aggregate amount of 2,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 10 years from the date of grant. During the nine months ended September 30, 2004 the Company issued an aggregate of 2,000,000 shares of common stock under the 2004 Plan.

     Private Placement

     During  February  and March  2004 the  Company  sold 99.5  Units to private investors, each Unit consisting of 50,000 shares of common stock and 50,000 common stock purchase warrants at a price of $25,000 per Unit, pursuant to a private placement memorandum that called for a maximum offering of 50 Units. In connection with this offering the Company issued an aggregate of 4,975,000 shares of common stock and 4,975,000 common stock purchase warrants. The warrants are exercisable into one share of common stock at an exercise price of $.75 per warrant. The warrants are callable when the five-day average closing bid price of the common stock equals or exceeds $1. The warrants are exercisable for a period of 36 months from the final closing of the offering. In connection with this offering the Company received gross proceeds of $2,487,500 and incurred offering costs of approximately $265,000. Since a registration statement covering these shares of common stock has not been declared effective by May 29, 2004 the Company is required to pay a penalty equal to 2% per month on the amount invested by each investor. Accordingly, the Company has accrued $199,000 as of September 30, 2004 with a corresponding charge to additional paid-in capital.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 11 - Commitments and Contingencies

     Consulting Services

     On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. As of December 31, 2003, the Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter and during the nine months ended September 30, 2004, the Company has reserved an additional 865,963 shares valued at $782,564. Such 2,315,531 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year and the remaining life of the contract. Amortization reported as stock based compensation amounted to $1,674,524 for the nine months ended September 30, 2004. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

     On July 31, 2003, the Company entered into a consulting agreement ("the Consulting Agreement") pursuant to which it engaged Churchill Investments, Inc. ("Churchill") to provide certain advisory services for a one-year term, for an aggregate fee of $250,000. In lieu of payment, Churchill accepted a non-recourse assignment of $280,000 Series A Convertible Notes (the "Non-recourse Assignment'). Following the execution and delivery of the Non-recourse Assignment, Churchill or its assignees, converted $110,539 of the Series A Convertible Notes into 855,000 shares of common stock. These shares were valued at $579,700 and were charged to operations in the year ended December 31, 2003. The issuance of the shares of common stock in connection with the conversion of the Series A Notes may not have been in compliance with certain state and federal securities laws. The Company is currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance. The payment of damages could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


NOTE 11 - Commitments and Contingencies (Continued)

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

     The Company has recently received a Notice of Motion seeking a default judgment and attorneys' fees in connection with a complaint filed by AKW Holdings, LLC against the Company in the Supreme Court of the State of New York
- County of Rockland Index #2693/04. AKW Holdings, LLC is seeking unpaid rents of approximately $160,000 and attorneys' fees. As of the date hereof, the Company has no knowledge as to whether a default judgment has been entered by the Supreme Court of the State of New York - County of Rockland against the Company. The Company believes this lawsuit is baseless and without merit and intends to vigorously defend this lawsuit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Acquisition of a Controlling Interest in Powerchannel Europe PLC

On May 31, 2004, we acquired 13.47% of Powerchannel Europe PLC ("PCE") for $54,898 from Internet Investors, Inc. , a wholly owned subsidiary of Long Distance Direct Holdings, Inc. ("LDH"). Mr. Lampert, our sole executive officer and a director, resigned as an officer and a director of LDH on December 31, 2002 and currently owns approximately 9% of the issuance and outstanding shares of common stock of LDH.

On June 30, 2004, we acquired 38.44% of PCE for $77,455 from Mr. Steven Lampert, our Chief Executive Officer and a director, and Michael Preston. Mr. Preston has occasionally served as a consultant to our company and owns a limited number of our shares of common stock. We issued 286,687 shares of common stock to Mr. Lampert and Mr. Preston as consideration for the PCE shares. Concurrently therewith, the 286,687 shares were returned to us by Mr. Lampert and Mr. Preston as capital contributions.

At June 30, 2004, our ownership in PCE increased to 70.41% and the accounts of PCE have been included in our consolidated financial statements. The transaction has been accounted for under the purchase method. Accordingly, the consolidated statements of operations will include PCE's results of operations from June 30, 2004. Prior to June 30, 2004, we had accounted for its investment in PCE under the equity method and has recorded a loss from the unconsolidated affiliate in the amount of $48,000 for the six months ended June 30, 2004. PCE does not engage in any operations however it was formally engaged in the providing of Internet access.

Results of Operations

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Revenues

During the nine months ended September 30, 2004 we had sales of approximately $185,866, which is net of returns of $84,420. During the nine months ended September 30, 2003, we did not generate any revenue. The reason for the increase in the revenues was the commencement of our new business of providing low cost Internet access.

Costs and Expenses

Cost and expenses incurred for the nine months ended September 30, 2004, aggregated $6,309,040 as compared to $2,110,401 for the nine months ended September 30, 2003. Cost and expenses increased by $4,198,639 for the nine months ended September 30, 2004 when compared to the comparable period of the prior year. This increase resulted from the following:

     o Cost of sales of $151,462 during the nine months ended September 30, 2004 as compared to none for the nine months ended September 30, 2003;
     o write down of inventories of $21,593 during the nine months ended September 30, 2004 as compared to none for the nine months ended September 30, 2003;
     o selling, general and administrative expenses for the nine months ended September 30, 2004 of $1,443,455, as compared to $446,955 during the nine months ended September 30, 2003, which represents an increase of $996,500; and
     o stock based compensation in the amount of $4,692,530 during the nine months ended September 30, 2004 as compared to $1,663,446 during the nine months ended September 30, 2003.

Net Loss

The net loss was $6,189,332 for the nine months ended September 30, 2004, as compared to a net loss of $2,108,469 for the nine months ended September 30, 2003. The net loss increased by $4,080,863 from the previous period primarily as a result of the reasons set forth above.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Revenues


During the quarter ended September 30, 2004 we had sales of approximately $37,500, , which is net of returns of $84,420. During the three months ended September 30, 2003, we did not generate any revenue. The reason for the returns was the return of a majority of our set-top terminals previously delivered to ISS-LG, Inc. for sale in Puerto Rico. The reason for the increase in the revenues was the commencement of our new business of providing low cost Internet access. Access fees are deferred and amortized over the life of the subscription.

Costs and Expenses

Cost and expenses incurred for the three months ended September 30, 2004, aggregated $1,465,377 as compared to $1,973,248 for the three months ended September 30, 2003. Cost and expenses decreased by $507,871 for the three months ended September 30, 2004 when compared to the comparable period of the prior year. This decrease resulted from a decrease in stock based compensation in the amount of $680,477. During the three months ended September 30, 2004 the Company's stock based compensation was $982,969 and during the three months ended September 30, 2003, the Company's stock based compensation was $1,663,446. The decrease resulting from the decrease in stock based compensation was off-set by an increase in the amount of $15,000 for the costs of sales and $157,606 in selling, general and administrative expenses.

Net Loss

The net loss was $1,429,871 for the three months ended September 30, 2004, as compared to a net loss of $1,968,290 for the three months ended September 30, 2003. The net loss decreased by $538,419 from the previous period primarily as a result of a decrease in stock based compensation and an increase in revenues.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ending September 30, 2004.

Liquidity and Capital Resources

Financial Condition

We generated minimal revenue to date and have financed our operations through sales of our common stock and debt. The future success of our company depends upon our ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that we will be able to do so.

At September 30, 2004, we had total current assets of $545,902 and total current liabilities of $1,607,201 resulting in a working capital deficit of $1,061,299. In addition, we had a stockholders deficit of $2,193,609 at September 30, 2004.

We are a development stage company that has a working capital deficit at September 30, 2004 of $1,061,299 and for the period August 10, 1998 (inception) to September 30, 2004 has incurred net losses aggregating $18,109,071. These factors combined with our urgent need to provide near-term operating cash raise substantial doubt about our ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock our company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of our company is dependent on the following:

     o    consummation of the contemplated financings,
     o    achieving sufficiently profitable operations,
     o    subsequently maintaining adequate financing arrangements and
     o    exiting the development stage.

The achievement and/or success of our company's planned measures, however, cannot be determined at this time.

Capital Resources

We anticipate generating cash to continue our operations either though private sales of our common stock or from capital contributions from our officers and/or directors. In addition, we hope to reach levels of revenue sufficient to meet our operating costs. There is no guarantee that we will be able to reach these levels or generate cash through the sale of our common stock. We currently do not have any agreements or arrangements for financing.

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


We need to raise an additional $2,000,000 during the next 12 months to effectively institute our business plan to market and distribute our products. In connection with this private placement, we agreed to file a registration statement registering the shares of common stock issued and to have such registration statement declared effective by May 29, 2004. In the event a registration statement covering these shares of common stock has not been declared effective by May 29, 2004, we are required to pay a penalty equal to 2% per month on the amount invested by each investor. If we are required to pay this penalty, our working capital will be severely limited and we may be forced to curtail or ceased our operations. We are currently seeking debt and/or equity financing arrangements to provide an alternative source for our future capital needs. We currently do not have any agreements or arrangements for financing. There can be no assurance that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. The following discusses the manner in which we will utilize our material funding requirements of $2,000,000:

----------------------------------- -------------------------------------
Expense                             Amount
----------------------------------- -------------------------------------
Working Capital                     $800,000
----------------------------------- -------------------------------------
Marketing                           $750,000
----------------------------------- -------------------------------------
Professional Expenses               $250,000
----------------------------------- -------------------------------------
General and Administrative          $200,000
----------------------------------- -------------------------------------

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

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. We have recognized a loss of $443,063 and $21,593 during the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively, related to the valuation of its inventories.

Deferred Offering Costs

Deferred offering costs represent costs incurred in connection with a proposed offering of our securities. Upon successful completion of the proposed offering such costs will be charged to additional paid-in capital. These deferred offering costs represent the issuance of 35,000 shares of common stock valued at $14,000. Accordingly, deferred offering costs are reported as a component of stockholders' deficit.

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

Stock-Based Compensation

As permitted under FAS No. 123, "Accounting for Stock-Based Compensation", we have elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of our common stock at the date of grant over the exercise price. Warrants and options issued to nonemployees are accounted for using the fair value method of accounting as prescribed by FAS No. 123 and Emerging Issues Tak Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". We use the Black-Scholes option pricing model to value options, restricted stock grants and warrants granted to nonemployees.


Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Common stock issued and outstanding with respect to the pre-merger Sealant stockholders has been included since January 1, 2001.

Because we are incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted net loss per share is the same as that of basic net loss per share.

Pro-forma weighted average shares outstanding includes the pro-forma issuance of 1,504,953 common shares reserved to be issued pending potential litigation.

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

The adoption of FAS 144 and 150 is not expected to have a material effect on our results of operations or financial position.

Risk Factors

Risks relating to our company

We have a history of losses since our inception and expect to incur losses for the foreseeable future.

We incurred net losses for the year ended December 31, 2003 of $4,393,962 and for the nine months ended September 30, 2004 of $6,189,332. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

We may be required to pay penalties to the investors that participated in our private placement that closed in January 2004 due to the fact that the registration statement registering the shares issued in connection with this private placement has not been declared effective within the required deadline. If we are required to pay such penalties, we may be forced to cease or curtail our operations.

To obtain funding for our ongoing operations, pursuant to an offering conducted under Rule 506 of Regulation D, we sold units to accredited investors with each unit consisting of 50,000 shares of common stock and 50,000 common stock purchase warrants at a price of $25,000 per unit. In connection with this offering, we raised $2,487,500. In connection with this private placement, we agreed to file a registration statement registering the shares of common stock issued and to have such registration statement declared effective by May 29, 2004. Since a registration statement covering these shares of common stock has not been declared effective by May 29, 2004 the Company is required to pay a penalty equal to 2% per month on the amount invested by each investor. Accordingly, the Company has accrued $199,000 as of September 30, 2004 with a corresponding charge to additional paid-in capital.

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

The issuance of shares of common stock in connection with the conversion of Series A Convertible Notes may have not have been in compliance with certain state and federal securities laws and any damages that we may have to pay as a result of such issuance could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

          On July 31, 2003, we entered into a Consulting Agreement pursuant to which we engaged the consultant to provide certain advisory services for a one-year term, for an aggregate fee of $250,000. In lieu of payment, the Consultant agreed to accept in the form of a non-recourse assignment of $280,000 Series A Convertible Notes. Following the execution and delivery of the Non-recourse Assignment, the consultant or its assignees, converted $110,539 of the Series A Convertible Notes into 855,000 shares of common stock. The issuance of the shares of common stock in connection with the conversion of the Series A Convertible Notes may not have been in compliance with certain state and federal securities laws due to the fact that the consultant or its assignees, at the time of the conversion, may not have been the lawful holder in due course of the notes by virtue of the fact that the notes were assigned to them without the consent of the original note holders. It should be noted that we subsequently settled with a majority of the original note holders and we entered into a settlement with the consultant whereby the remaining portion of the assigned note was cancelled.

          In addition, any subsequent sale of the shares issuable upon conversion of the notes, may have violated Rule 144 if the consultant sold the shares under Rule 144 and relied upon the holding period of the initial note holder to qualify for such sale. As we have settled with the consultant, we do not plan to offer rescission at this time. We are currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance, which include, but are not limited to, damages that may result from the following

     o subsequent third party purchaser(s) of the shares that were resold by the consultant and its assignees upon conversion of the Series A Notes, and/or

     o other existing shareholders of our Company that may make a claim, on a derivative basis, that these transactions and the shares issued, may have resulted in a dilution of the value of their shareholdings.

The payment of damages could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of September 30, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

     o We have recently received a Notice of Motion seeking a default judgment and attorneys' fees in connection with a complaint filed by AKW Holdings, LLC against our company in the Supreme Court of the State of New York - County of Rockland Index #2693/04. AKW Holdings, LLC is seeking unpaid rents of approximately $160,000 and attorneys' fees. As of the date hereof, we have no knowledge as to whether a default judgment has been entered by the Supreme Court of the State of New York - County of Rockland against our company. We believe this lawsuit is baseless and without merit and intend to vigorously defend this lawsuit.

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

None

Item 6. Exhibits

Exhibit Number      Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2004.

                               POWERCHANNEL, INC.





Date:  November 19, 2004                    By: /s/ Steven Lampert
                                                    --------------
                                                    Steven Lampert
                                                    Chairman and President