Form 10KSB
period 2004-12-31
POWERCHANNEL INC
filed 2005-06-06
CIK 894049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-22954

                               POWERCHANNEL, INC.
              (Exact name of small business issuer in its charter)

     State of Delaware                                       65-0952186
----------------------------------                         ------------
(State of or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification No.)

16 North Main Street, Suite 395, New City, New York              10956
----------------------------------------------------             -----
            (Address of Principal Executive Officers)         (Zip Code)

                    Issuer's telephone number: (845) 634-7979


   Securities registered pursuant to Section 12(b) of the Exchange Act: None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's revenues for its most recent fiscal year were $194,861.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 18, 2005 was $439,549.12. Number of shares outstanding of the Issuer's common stock at $.01 par value as of May 18, 2005 was 26,669,829 and the market price was $0.01 per share.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the Internet access industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect our revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render our technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) our customers' willingness to accept our Internet platform in the future. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-KSB for the year ended December 31, 2004. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

On July 21, 2003, pursuant to a Stock Purchase Agreement and Share Exchange, as amended, between our company and PowerChannel, Inc., a Delaware corporation, PowerChannel merged into our company. Pursuant to the Stock Purchase Agreement, PowerChannel ceased to exist and we continued as the surviving corporation. In addition, we changed our name to Powerchannel, Inc. Under this agreement, we issued 10,137,897 shares of our common stock. Such shares are deemed "restricted" as defined under Rule 144 as promulgated under the Securities Act of 1933, as amended. Under the terms of the agreement, we are the acquiring company. The merger was accounted for as a reverse merger, which effectively is a recapitalization of the target company. We subsequently changed our name to PowerChannel, Inc. We currently trade on the OTC Electronic Bulletin Board under the symbol PWRCE. Our web site address is www.powerrchannel.net.

Business

Since we acquired PowerChannel, Inc. in July 2003, our principal product has been low-cost access to the Internet. However, our sales during the year ended December 31, 2004 have been limited and during the three months ended March 31, 2005 we had nominal sales. We offer an on-line service that enables consumers to experience the Internet through their televisions. We provide this service through a set-top terminal that attaches to a television and telephone line and enables consumers to access our subscription-based on-line service. By attempting to reduce the cost and complexity barriers to Internet access, our goal is to make the Internet available to a wider audience than has previously been possible.

We provide the physical hardware that is used to deliver the Internet through the use of the consumer's existing television. We market our product as an "introduction to the Internet". There is no need to buy a computer and there is no need to know how to use one. We have ceased all marketing efforts due to the lack of funding.

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

The Set-Top Terminal

Our set-top terminal, or PowerChannel System, connects to a television and a telephone line to enable the user to access the Internet via our service. In addition to the power cord, the set-top terminal has two cables: one connects to the consumer's television and the other plugs into the telephone line. A t-splitter is also included, which enables the user to plug their telephone and our PowerChannel System into the same phone line. The PowerChannel System incorporate the following features:

     o Simple Installation and Operation: Our set-top terminal utilizes standard electrical and telephone connections to enable consumers to attach the unit to a television and telephone line. Once our set-top terminal is connected to the television and telephone line, the user turns the unit on by pressing the power button, bringing up a brief on-screen registration, requiring the subscriber will have to agree by clicking the "I Agree" which includes name, address, phone number, credit card information and preference information.

     o Browsing Speed and Reliability: We utilize a variety of hardware, software and network technologies to provide consumers with fast and reliable Internet access, Web-based content and e-mail communication. The PowerChannel Systems comes standard with a V90.56k modem. In addition, we employ network management technology that connects the user to any one of the set top box that is purchased by our consumers includes a PCTV 750 Internet appliance, which provides the consumer with Internet access through its television, and a wireless keyboard. In addition, we have customized software that is utilized for authorization and integration purposes. Further, we have entered into agreements with Level 3 and UUNet, which provides the Internet capability to our customers. In addition, we employ network management technology that connects the user to any one of several alternative Internet service providers to help provide a reliable and efficient connection to the Internet even if a particular Internet service provider's network is overloaded or shut down.

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

     Network Operations Technology

Our network operations are based in San Jose, California. The technology utilized by the our network includes the following:

     o Internet Access and Load-Balancing Technology: We provide users with Internet access service through the use of multiple ISP relationships. We currently utilize a number of different ISPs in order to provide Internet access to our subscriber base. Our network management technology enables us to perform load balancing among various ISPs and to employ a form of least-cost routing across multiple ISPs.

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

Marketing and Manufacturing

We have ceased all marketing and manufacturing efforts due to the lack of funding.

Customer Service


We provide service and technical support organization to our subscribers. Our customer support and care team respond to customer service and technical support issues received via e-mail or telephone and is available 24 hours a day, seven days a week.

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

Employees

As of May 18, 2005, we had a total of one employee.

None of our employees is represented by a labor organization, and we are not a party to any collective bargaining agreement. We have never had any employee strike or work stoppage and considers our relations with our employees to be good.

In addition to the above, we have also entered into five consulting agreements, one of which is with James Davidson, a director of our company, for the purpose of obtaining certain corporate planning and financial restructuring advice, as well as assistance with contract negotiation and general business matters. We entered into a consulting agreement with James D. Davidson, a director of our company, pursuant to which Mr. Davidson has agreed to provide certain corporate planning and financial restructuring advice to us for a period of one year. Such services included providing assistance in restructuring the balance sheet, negotiation with creditors and the preparation and review of a private placement memorandum. Thereafter, on January 20, 2004, our company and Mr. Davidson entered into an amended and restated consulting agreement. Pursuant to the consulting agreement, as amended, we have paid Mr. Davidson (i) 1,020,943 shares of common stock with piggyback registration rights and (ii) a cash bonus of $10,000. As these services have fallen outside of the scope of Mr. Davidson's position as an outside director of our company, including governing the general direction of our company, we elected to enter into a consulting agreement with Mr. Davidson to memorialize his additional responsibilities and our obligations. The initial agreement was entered on November 24, 2003 and was amended on January 20, 2004.

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

Potential Business Combination

Due to the decrease in business activity associated with our Intenet access business, we will attempt to locate and negotiate with a business entity for the merger of that target business into our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. No assurances can be given that our company will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include

     o the ability to use registered securities to make acquisition of assets or businesses;
     o    increased visibility in the financial community;
     o    the facilitation of borrowing from financial institutions;
     o    improved trading efficiency;
     o    shareholder liquidity;
     o    greater ease in subsequently raising capital;
     o    compensation of key employees through options stock;
     o    enhanced corporate image; and
     o    a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with our company may include

     o a company for which a primary purpose of becoming public is the use of our securities for the acquisition of assets or businesses;
     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
     o a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
     o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; o a foreign company which may wish an initial entry into the United States securities market; o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or o a company seeking one or more of the other perceived benefits of becoming a public company.

Although management is engaged in servicing its existing clients, it will also be actively engaged in seeking a qualified company as a candidate for a business combination. We may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of our company. Outside consultants or advisors may be utilized by our company to assist in the search for qualified target companies.

The analysis of new business opportunities will be undertaken by, or under the supervision of an officer or director of our company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the following:

     o    the available technical, financial and managerial resources;
     o    working capital and other financial requirements;
     o    history of operations, if any;
     o    prospects for the future;
     o    nature of present and expected competition;
     o the quality and experience of management services which may be available and the depth of that management;
     o    the potential for further research, development, or exploration;
     o specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of our company;
     o    the potential for growth or expansion;
     o    the potential for profit;
     o the perceived public recognition or acceptance of products, services, or trades;
     o    name identification; and
     o    other relevant factors.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of our company will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. Any merger or acquisition effected by our company can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

Item 2.  Description of Properties

Our principal executive offices are located at 280 South Mountain Road, New City, New York 10956 and our mailing address is located at 16 North Main Street, Suite 395 New City, New York 10956. Our telephone number is (845)634-7979. The facility is utilized in the following manner:

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

          o In October 2003, a stockholder alleging investment fraud filed a claim in the Civil Court of the City of New York seeking damages in the amount of approximately $50,000;

          o In April 2003, a stockholder alleging investment fraud filed a claim in the Supreme Court of Nassau County seeking damages in the amount of $25,000 plus interest. The plaintiff has withdrawn his claim but may commence this action at a future point in time;

          o In December 2004, a stockholder alleging investment fraud filed a claim in the Supreme Court of the State of New York, County of New York seeking damages in the amount of approximately $100,000; and

          o On July 20, 2004, we filed a complaint in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against Knightsbridge Holdings, LLC, Advantage Fund I, LLC,
               Triple Crown Consulting Co., Phoenix Capital Partners, LLC, Churchill Investments, Inc., Alyce B. Schreiber, Robert Press, Benjamin Kaplan, Newbridge Securities Corporation and Anslow & Jacklin, LLP, our former attorneys. We are seeking relief deemed appropriate by the court and to establish a constructive trust over all securities held by the defendants and all proceeds from the sale of such securities. We are also seeking to rescind the Letter Agreement entered with Knightsbridge Holdings, LLC. In its complaint, we alleged fraudulent inducement, breach of contract, conspiracy and breach of fiduciary duty.

          o In July 2004 the Company received a Notice of Motion seeking a default judgment and attorneys' fees in connection with a complaint filed by AKW Holdings, LLC against the Company in the Supreme Court of the State of New York - County of Rockland. AKW Holdings, LLC is seeking unpaid rents of approximately $160,000 and attorneys' fees and interest. On April 19, 2005 an order and judgment was filed in the Supreme Court of the State of New York
               - County of Rockland against the Company in the amount of $199,676. The Company believes this judgment is baseless and without merit and intends to vigorously defend this lawsuit.

Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of our company.


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



                                   High                              Low
 ------------------------- ------------------------------ ------------------
 2005
 ------------------------- ------------------------------ ------------------
 First Quarter                    $0.09                             $0.02
 ------------------------- ------------------------------ ------------------
 2004
 ------------------------- ------------------------------ ------------------
 Fourth Quarter                   $0.17                             $0.09
 ------------------------- ------------------------------ ------------------
 Third Quarter                    $0.36                             $0.09
 ------------------------- ------------------------------ ------------------
 Second Quarter                   $0.83                             $0.25
 ------------------------- ------------------------------ ------------------
 First Quarter                    $1.70                             $0.52
 ------------------------- ------------------------------ ------------------

 2003

 ------------------------- ------------------------------ ------------------
 Fourth Quarter                   $1.20                             $0.09
 ------------------------- ------------------------------ ------------------
 Third Quarter                    $1.50                             $0.12
 ------------------------- ------------------------------ ------------------
 Second Quarter                   $1.01                             $0.10
 ------------------------- ------------------------------ ------------------
 First Quarter                    $2.25                             $0.10
 ------------------------- ------------------------------ ------------------


As of May 18, 2005, there were 26,389,829 shares of common stock outstanding.

As of May 18, 2005, there were approximately 3,067 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

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

During the year ended December 31, 2004 the Company issued no shares of common stock under the 2003 Plan. 2004 Incentive Stock Plan

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

Due to the decrease in business activity associated with our Intenet access business, we will attempt to locate and negotiate with a business entity for the merger of that target business into our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. No assurances can be given that our company will be successful in locating or negotiating with any target business.

Results of Operations - Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

We generated $194,861 of revenues during the year ended December 31, 2004. During the year ended December 31, 2003, we had $95,083 of revenues. The reason for the increase in the revenues was the Company's change in its business plan in connection with its reverse merger in July 2003. Revenues from the sale of the Company's set-top boxes are recognized at the time of shipment to the customer. Access fees are deferred and amortized over the life of the subscription.

Costs and Expenses

Cost and expenses incurred for the year ended December 31, 2004, aggregated $7,091,363 as compared to $4,296,408 for the year ended December 31, 2003. Cost and expenses increased by $2,794,955 for the year ended December 31, 2004 when compared to the previous year. This increase resulted from the following:

     o cost of sales for the year ended December 31, 2004 was $161,638 as compared to $5,811 for the year ended December 31, 2003, which such increase was the result of the Company's change in its business plan in connection with its reverse merger in July 2003;

     o selling, general and administrative expenses for the year ended December 31, 2004 were $1,962,502 as compared to $841,094 for the year ended December 31, 2003; and

     o the Company recognized equity based compensations in the amount of $5,379,514 during the year ended December 31, 2003 as compared to $2,321,253during the year ended December 31, 2002.

The foregoing elements of costs and expenses are offset by a decrease in the following:

     o write down of its inventories for the year ended December 31, 2004 were $67,643 as compared to $443,063 for the year ended December 31, 2003;
     o impairment loss on investment for the year ended December 31, 2004 was $0 as compared to $573,887 for the year ended December 31 2003;
     o settlement of debt for the year ended December 31, 2004 was $0 as compared to $111,300 for the year ended December 31, 2003; and
     o the Company incurred an expense reduction of $479,934 during the year ended December 31, 2004 as a result of the reversal of equity based compensation due to the cancellation and nullification of a contract.

Net Loss

The net loss was $6,917,115 for the year ended December 31, 2004, as compared to a net loss of $4,393,962 for the year ended December 31, 2003. The net loss increased by $2,523,153 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ending December 31, 2004.

Liquidity and Capital Resources

Financial Condition

The Company has generated minimal revenue to date and has financed its operations through sales of its common stock and debt. The future success of the Company depends upon its ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that the Company will be able to do so.

At December 31, 2004, the Company had total current assets of $166,366 and total current liabilities of $1,747,392 resulting in a working capital deficiency of $1,581,026. In addition, the Company had a shareholders deficit of $2,192,308 at December 31, 2004.

The Company is a development stage company that has a working capital deficit at December 31, 2004 of $1,581,026 and for the period August 10, 1998 (inception) to December 31, 2004 has incurred net losses aggregating $18,836,854. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock in the Company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of the Company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time.

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


Since the merger in July 2003 through December 2004, the Company's investors have provided funding, net of expenses, of approximately $2,338,000 in cash and various parties have provided services valued at approximately $7,221,000 in consideration for the issuance of securities issued or to be issued. The Company needs to raise an additional $2,000,000 during the next 12 months to effectively institute its business plan to market and distribute its products. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

In February 2000, the Company issued Series A Convertible Notes (the "Series A Notes") in the aggregate amount of $280,000 to several investors (the "Original Holders").

On  June  23,  2003,  the  Company  entered  into  an  Engagement   Letter  with
Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. As of December 31, 2004, the Company has reserved for issuance however, 2,370,156 shares of common stock valued at $1,827,756 based upon the terms of the Engagement Letter. Such 2,370,156 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year. Amortization reported as stock based compensation amounted to $1,674,523 for the year ended December 31, 2004. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

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

In June 2004, the Company and Churchill entered into a mutual release whereby the parties released each other from all obligations with respect to the Consulting Agreement and the Non-recourse Assignment. In addition, Churchill agreed to reassign the remaining outstanding balance of the Series A Notes in the amount of $169,461 to the Company and the Company agreed to indemnify Churchill for any losses due to claims instituted by third party purchasers of shares issued upon conversion of the Series A Notes.

In addition, in June 2004, the Company paid off the balance owed in connection with the June 2003 Note. Simultaneously with such payment of the outstanding balance of the June 2003 Note, Knightsbridge agreed to (i) release its security interest on the Company's inventory and (ii) return all of the shares that had been pledged to it as collateral for the June 2003 Note. In addition, the Company and Knightsbridge entered into a mutual release whereby the parties released each other from all obligations with respect to the June 2003 Note.

Risk Factors

If we are unable to merge with a new business, our stockholders will lose their entire investment

Due to the decrease in business activity associated with our Intenet access business, we will attempt to locate and negotiate with a business entity for the merger of that target business into our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. No assurances can be given that our company will be successful in locating or negotiating with any target business. If we are unsuccessful in merging or acquiring the assets of a business entity we may cease all operations and all shareholders will lose their investment in our stock.

We have a history of losses since our inception and expect to incur losses for the foreseeable future.

We incurred net losses for the year ended December 31, 2003 of $6,917,115 and for the year ended December 31, 2004 we incurred losses of $6,189,332. During the year ended December 31, 2004 we had net sales of approximately $195,000. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

For the year ended December 31, 2004, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies from our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We are unable to obtain an audit report on our financial Statements for the period covering August 10, 1998 (inception) to December 31, 2002, and the inability to obtain such report may affect the Company' ability to provide the necessary financial information required to maintain its status as a current reporting issuer which could result in the Company's securities being delisted from the Over The Counter Bulletin Board.

We are unable to obtain an audit report on our financial Statements for the period covering August 10, 1998 (inception) to December 2002 from our predecessor auditors, Yohalem Gillman & Company, LLP. The Company has previously included such report in its prior filings, including its annual report on Form 10-KSB for the year ended December 31, 2003, as well as its registration statement, as amended, on Form SB-2 (SEC file No. 333-112784). The Company has corresponded with the Securities and Exchange Commission regarding this issue and has been advised by the Commission that they would not object to the Company presenting such information on an unaudited basis in its Form 10-KSB for the year ended December 31, 2004. As a result, all required development stage company financial statements and disclosures included in this Form 10-KSB, pursuant to SFAS 7, covering the cumulative period from August 10, 1998 (inception) through December 31, 2004 has been provided on an unaudited basis.

No assurance can be given that the Commission will not object in the future to the presentation of such information on an unaudited basis. Should such information be required to be presented in future filings on an audited basis, the failure to so provide such information may result in the Company failing to maintain its status as a current reporting issuer which could result in the Company's securities being delisted from the Over The Counter Bulletin Board and/or the imposition of fines, sanctions and/or penalties.

Our company and/or our President and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the President and CEO.

During the quarter ended March 31, 2004, we made certain loans to Mr. Steven Lampert, our President and CEO, aggregating $56,607. During this same period the loans were repaid through the payment of cash in the amount of $43,300 and the application of accrued salaries in the amount of $13,307. These loans made to Mr. Lampert violate Section 402 of the Sarbanes Oxley Act of 2002. As a result, despite the fact that such loans were repaid, our company and/or Mr. Lampert may be subject to fines, sanctions and/or penalties. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or Mr. Lampert. The purpose of such loan was for personal use.

Risks Related To Our Stock

A former consultant may be entitled to receive 11.50% of our company's fully diluted outstanding shares which, if we are required to issue these shares, could have a material adverse effect on our financial condition and result in substantial dilution to our stockholders. Further, we will be required to defend any action brought by the consultant which will result in substantial expense to our company.

On June 23, 2003, we entered into an Engagement Letter which requires that we issue to Knightsbridge Holdings LLC, or its designees, an amount of common stock of our company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. We believe that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. There can be no assurance that Knightsbridge will not commence an action against us relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although we believe that any action which may be commenced would be without merit, and we would vigorously defend any such action, the cost of such litigation can be substantial even if we were to prevail. Further, an unfavorable outcome could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

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

Steven Lampert, our sole officer and a director, entered into an agreement whereby he may be required to transfer his shares of common stock of our company which could result in a change in control of our company.

Steven Lampert has entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of our company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger, we entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock so that Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of our company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci. If Mr. Lampert is required to transfer all or a portion of his shares this could result in a change in control and a change in management.

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

Our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2003 which states that, due to recurring losses from operations since inception ofour company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the nine months ended September 30, 2004 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording bad debt allowances, various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Accounts Receivable

Management determines the allowance for bad debts based on known troubled accounts, historical experience, and other currently available evidence. The Company has an allowance for bad debts of $110,831 at December 31, 2004.

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

Stock-Based Compensation

As permitted under FAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price. Warrants and options issued to nonemployees are accounted for using the fair value method of accounting as prescribed by FAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The Company uses the Black-Scholes option pricing model to value options, restricted stock grants and warrants granted to nonemployees.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Common stock issued and outstanding with respect to the pre-merger Sealant Solutions stockholders has been included since January 1, 2001.

Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

Pro-forma weighted average shares outstanding includes the pro-forma issuance of 2,370,156 and 1,504,193 common shares at December 31, 2004 and December 31, 2003, respectively, reserved to be issued pending potential litigation (see Note 11 to Consolidated Financial Statements).

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment," a revision of Statements No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption abased on the fair values previously calculated for disclosure purposes. At December 31, 2004, the Company had no unvested options.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No.
46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not have a significant impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At December 31, 2004, the Company does not have any instruments that are within the scope of SFAS No. 150.

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

During the fiscal years ended December 31, 2002 and December 31, 2001 and through January 23, 2004, (i) there were no disagreements between our company and Radin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Radin would have caused Radin to make reference to the matter in its reports on our financial statements, and (ii) Radin's report on our financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion, except that Radin's report on the consolidated financial statements for the year ended December 31, 2002 contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. In addition, Radin resigned as our independent auditors on November 24, 2003. Radin informed our company that the resignation resulted from the fact that we filed our Form 10-QSB on November 14, 2003, for the quarter ended September 30, 2003, without adequate disclosure indicating that a review of the financial statements included therein had not been completed by Radin. Effective as of December 16, 2003, we re-engaged Radin as our independent auditor. On January 5, 2004, we filed an amended Form 10-QSB, which was reviewed by Radin. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through January 23, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE    WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and their ages and positions are:

--------------------------------------------- ------------------------------------------ ------------------------------------------
Name                                          Age                                        Position
--------------------------------------------- ------------------------------------------ ------------------------------------------
Steven Lampert                                55                                         President, Chief Executive Officer,
                                                                                         Chief Financial Officer and Chairman of
                                                                                         the Board
--------------------------------------------- ------------------------------------------ ------------------------------------------
James Davidson                                55                                         Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of our company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of our company during 2004.

ITEM 10.     EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2003, 2002 and 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Steven Lampert            2004     $160,000                 $ 45,677
  CEO, CFO                2003           --                 $305,000(2)
                          2002(1)  $217,017

(1) Mr. Lampert received the compensation as an officer and director of PowerChannel, Inc. prior to its merger with Sealant Solutions, Inc. (2) In connection with services provided, Mr. Lampert received an aggregate of 500,000 shares of common stock valued at $305,000. Of the shares issued, 250,000 of the shares valued at $100,000 were issued under the 2003 Stock Incentive Plan and 250,000 of the shares valued at $205,000 were issued under the 2004 Stock Incentive Plan. All of the shares were registered on a Form S-8 Registration Statement.

Options/SARs Grants During Last Fiscal Year

During the fiscal year ended December 31, 2004, no executive officer or director were granted options to purchase shares of common stock.

Directors and committee members did not receive, and were not eligible for, compensation from us during the fiscal year ending December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

None.

Executive Employment Agreements

In February 2004, we have entered into an employment agreement with Steven Lampert, our CEO and a director. The employment agreement provides Mr. Lampert with $160,000 per annum in base compensation. We currently have no other employment agreements in place with any officers of our company.

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

     o On December 12, 2003, the Company entered into a consulting agreement with Barry Honig pursuant which Mr. Honig agreed to provide certain business advice to the Company for a period of one year. In consideration for entering into the agreement, the Company issued 450,000 shares of common stock as well as an option to purchase 1,200,000 shares of common stock at an exercise price of $.40 per share. The shares are exercisable for a period of five years and vest in increments of 250,000 on the first day of each month. To date, the Company has issued 425,000 shares of common stock that were registered pursuant to a Form S-8 Registration Statement and we are obligated to issue an additional 25,000 shares of common stock. The Company is required to file a Form S-8 Registration Statement covering the shares and the shares underlying the options. In addition, pursuant to a consulting agreement entered with Mr. Honig in August 2003, the Company issued Mr. Honig 450,000 shares of common stock that were registered on a Form S-8 Registration Statement. Mr. Honig is the nephew of the wife of Steven Lampert, the Chief Executive Officer and a director of the Company. In December 2004, the Company and Mr. Honig agreed to terminate the options held by him, and Mr Honig and/or persons to whom Mr. Honig had transferred shares, agreed to cancel an aggregate of 669,672 of the shares that were originally issued to Mr. Honig under the consulting agreements entered into between Mr. Honig and the Company. While the options issued to Mr. Honig have been cancelled, the shares of common stock to be cancelled have not yet been returned to the Company.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 12, 2005, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

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

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 18, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 26,389,829 shares of common stock outstanding on May 18, 2005, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of May 18, 2005.

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

On December 12, 2003, the Company entered into a consulting agreement with Barry Honig pursuant which Mr. Honig agreed to provide certain business advice to the Company for a period of one year. In consideration for entering into the agreement, the Company issued 450,000 shares of common stock as well as an option to purchase 1,200,000 shares of common stock at an exercise price of $.40 per share. The shares are exercisable for a period of five years and vest in increments of 250,000 on the first day of each month. To date, the Company has issued 425,000 shares of common stock that were registered pursuant to a Form S-8 Registration Statement and we are obligated to issue an additional 25,000 shares of common stock. The Company is required to file a Form S-8 Registration Statement covering the shares and the shares underlying the options. In addition, pursuant to a consulting agreement entered with Mr. Honig in August 2003, the Company issued Mr. Honig 450,000 shares of common stock that were registered on a Form S-8 Registration Statement. Mr. Honig is the nephew of the wife of Steven Lampert, the Chief Executive Officer and a director of the Company. In December 2004, the Company and Mr. Honig agreed to terminate the options held by him, and Mr Honig and/or persons to whom Mr. Honig had transferred shares, agreed to cancel an aggregate of 669,672 of the shares that were originally issued to Mr. Honig under the consulting agreements entered into between Mr. Honig and the Company. While the options issued to Mr. Honig have been cancelled, the shares of common stock to be cancelled have not yet been returned to the Company

ITEM 13.  EXHIBITS


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

3.6       Order confirming Debtor's First Amended Plan of Reorganization(2)

10.1 Stock Purchase Agreement and Share Exchange entered between Sealant Solutions, Inc. and PowerChannel, Inc. (3)

10.2 Amendment No. 1 to Stock Purchase Agreement and Share Exchange entered between Sealant Solutions, Inc. and PowerChannel, Inc. (3)

10.3      Employment Agreement entered between the Company and Steven Lampert(4)

10.4      Amended  and  Restated  Consulting  Agreement  entered  with  James D.
          Davidson (5)

10.5      Amended and Restated Consulting Agreement entered with G. Robert Tatum
          (5)

10.6      Consulting Agreement with Barry Honig (5)

10.7      Amended and Restated Consulting Agreement entered with Salvatore Russo
          (5)

10.8 Amendment No. 1 to the Amended and Restated Consulting Agreement entered with Salvatore Russo (5)

10.9 Amendment No. 2 to the Amended and Restated Consulting Agreement entered with Salvatore Russo (5)

14.1      Code of Ethics of Powerchannel, Inc. (6)

21.1      Subsidiaries of the Registrant(4)

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

----------------------

(1)       Filed as an exhibit to our registration statement of Form S-18.
(2) Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 1999.
(3)       Filed as an  exhibit  to our Form 8-K  Current  Report  filed July 27,
          2003.
(4) Filed as an exhibit to our Form SB-2 Registration Statement filed February 12, 2004.
(5)       Filed as an exhibit to our Form SB-2/A filed June 29, 2004.
(6) Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003


Item 14.  Principal Accountant Fees and Services
--------------------------------------------------------------------------------
     1            2              3                  4                   5
--------------------------------------------------------------------------------
Fiscal Year    Audit Fees       Audit-Related       Tax Fees         All Other
Ending                          Fees                                  Fees
--------------------------------------------------------------------------------
Year Ended
December 31,
2004             $54,000           --                 --               --
--------------------------------------------------------------------------------
Year Ended
December 31,     $35,000           --                 --               --
2003
--------------------------------------------------------------------------------


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 6, 2005.

                    /s/ Steven Lampert
                        ---------------------------------------------------
                        Steven Lampert,
                        President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

                    /s/ James Davidson
                        ---------------------------------------------------
                        James Davidson
                        Director

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                          Page

Report of Independent Registered Public Accounting Firm                                    F-2

Consolidated Balance Sheet - December 31, 2004                                             F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2004
  and 2003 and for the period August 10, 1998 (inception) to December 31, 2004
  (Unaudited)                                                                              F-4

Consolidated Statements of Stockholders' Equity (Deficit) - For the Period
  August 10, 1998 (inception) to December 31, 2002 (Unaudited)                             F-5

Consolidated Statements of Stockholders' Equity (Deficit) - For the Years Ended
  December 31, 2004 and December 31, 2003                                                  F-7

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2004
  and 2003 and for the period August 10, 1998 (inception) to December 31, 2004
  (Unaudited)                                                                              F-10

Notes to Consolidated Financial Statements                                                 F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PowerChannel, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PowerChannel, Inc. and Subsidiaries (A Development Stage Company) ("the Company") as of
December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of PowerChannel Europe Plc, a majority-owned subsidiary, which statements reflect total assets of $3,825,634 at December 31, 2004 consisting primarily of intercompany receivables from the Parent, and total revenues of $0 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PowerChannel Europe Plc, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerChannel, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company whose operations have generated recurring losses and cash flow deficiencies for the years ended December 31, 2004 and 2003. In addition, as of December 31, 2004 the Company has a significant working capital and stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WOLINETZ, LAFAZAN & COMPANY, P.C.
---------------------------------
Rockville Centre, New York
May 18, 2005
                                       F-2

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONDOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
Current Assets:
  Cash                                                                          $         8,510
  Inventories                                                                            63,869
  Prepaid Expenses                                                                        1,217
  Prepaid Consulting Fees                                                                92,770
                                                                                ----------------

         Total Current Assets                                                           166,366

Property and Equipment, Net                                                              22,075
                                                                                ----------------

                                                                                $       188,441
                                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                              $       584,497
  Accrued Liabilities                                                                 1,048,590
  Convertible Notes Payable                                                              44,305
  Deposits Payable                                                                       70,000
                                                                                ----------------

         Total Current Liabilities                                                    1,747,392
                                                                                ----------------

Commitments and Contingencies

Minority Interest                                                                       633,357
                                                                                ----------------

Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                                           -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,669,829 Shares                                            266,698
  Additional Paid-In Capital                                                         15,156,341
  Common Stock to be Issued, 2,370,156 Shares                                         1,827,756
  Deferred Stock-Based Compensation                                                  (1,215,310)
  Accumulated Other Comprehensive Income                                                609,061
  Deficit Accumulated in the Development Stage                                      (18,836,854)
                                                                                ----------------

         Total Stockholders' Deficit                                                 (2,192,308)
                                                                                ----------------

                                                                                $       188,441
                                                                                ================
 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                   For The Period
                                                                                                                   August 10, 1998
                                                                                       For The Year Ended            (Inception)
                                                                                          December 31,                   To
                                                                                      2004            2003         December 31, 2004
                                                                                ----------------  ----------------  ----------------
                                                                                                                       (Unaudited)
Revenues:
  Gross License Fees - PowerChannel Europe, PLC                                 $             -   $             -   $     1,894,348
  Expenses Reimbursed Pursuant to License Agreement                                           -                 -        (1,884,348)
                                                                                ----------------  ----------------  ----------------
  Net License Income                                                                          -                 -            10,000
  Sales - Net (Returns of $84,420 for the year
    ended December 31, 2004)                                                            194,861            79,558           274,419
  Activation Fees                                                                             -            15,525            15,525
                                                                                 ----------------  ----------------  ---------------

         Total Revenues                                                                 194,861            95,083           299,944
                                                                                ----------------  ----------------  ----------------

Costs and Expenses:
  Cost of Sales                                                                         161,638             5,811           167,449
  Write-Down of Inventories                                                              67,643           443,063           510,706
  Selling, General and Administrative Expenses                                        1,962,502           841,094         7,745,718
  Impairment Loss on Investment                                                               -           573,887           573,887
  Settlement of Debt                                                                          -           111,300           111,300
  Equity-Based Compensation                                                           5,379,514         2,321,253         7,700,767
  Reversal of Equity Based Compensation Due to Cancellation
    and Nullification of Contract                                                      (479,934)                -          (479,934)
                                                                                ----------------  ----------------  ----------------

        Total Costs and Expenses                                                      7,091,363         4,296,408        16,329,893
                                                                                ----------------  ----------------  ----------------

Loss Before Loss From Unconsolidated Affiliate
  And Other Income (Expense)                                                         (6,896,502)       (4,201,325)      (16,029,949)

Loss from Unconsolidated Affiliate                                                       (6,116)          (37,142)       (2,636,913)

Minority Interest in Net Loss of Subsidiary                                               5,655                 -             5,655

Interest Expense                                                                        (20,152)         (155,495)         (175,647)
                                                                                ----------------  ----------------  ----------------

Net Loss                                                                        $    (6,917,115)  $    (4,393,962)  $   (18,836,854)
                                                                                ================  ================  ================


Basic and Diluted Net Loss Per Share                                            $          (.27)  $          (.34)
                                                                                ================  ================

Weighted Average Shares Outstanding - Basic and Diluted                              25,288,737        12,777,795
                                                                                ================  ================

Pro-Forma Net Loss Per Share (Basic and Diluted)                                $          (.25)  $          (.33)
                                                                                ================  ================

Pro-Forma Weighted Average Shares Outstanding
  (Basic and Diluted)                                                                27,835,296        13,173,881
                                                                                ================  ================

 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD AUGUST 10, 1998 (INCEPTION) TO DECEMBER 31, 2002
                                  (Unaudited)

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD AUGUST 10, 1998 (INCEPTION) TO DECEMBER 31, 2002
                                  (Unaudited)
                                  (Continued)

                                                                                                               Deferred
                                                                                    Deficit     Accumulated   Stock-Based
                                                                                   Accumulated    Other      Compensation
                                                         Additional                 In  The    Comprehensive    and
                                     Common Stock         Paid-In    Subscription  Development    Income       Offering
                                   Shares      Amount     Capital      Receivable     Stage      (Loss)        Costs        Total
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Intrinsic Value of Beneficial
  Conversion Feature of
  Convertible Notes                         -        -     280,000          -             -           -           -         280,000
                                                                                                                        ------------
Comprehensive Income (Loss)                                                                                               3,683,256
                                                                                                                        ------------
  Net Loss                                  -        -           -          -    (2,959,100)          -           -      (2,959,100)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    From Translation                        -        -           -          -             -    (189,953)          -        (189,953)
                                                                                                                        ------------
Comprehensive Income (Loss)                 -        -           -          -             -           -           -      (3,149,053)
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Balance at December 31, 2000       21,697,328   21,697   4,273,716     (4,569)   (3,839,481)   (189,953)          -         261,410
                                                                                                                        ------------
Shares Issued April 13, 2001
  Pursuant to Private Placment        100,000      100     249,900          -             -           -           -         250,000

Shares Issued July 24, 2001
  Pursuant to Private Placement        26,400       26      65,974          -             -           -           -          66,000

Shares Issued August 7, 2001
  Pursuant to Private Placement        47,100       47     117,703    (46,006)            -           -           -          71,744

Shares Issued August 14, 2001
  Pursuant to Private Placement        10,000       10      24,990          -             -           -           -          25,000
                                                                                                                        ------------
Comprehensive Income (Loss)                                                                                                 412,744
                                                                                                                        ------------
  Net Loss                                  -        -           -          -    (1,612,122)          -           -      (1,612,122)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    From Translation                        -        -           -          -             -    (147,663)          -        (147,663)
                                                                                                                        ------------
Comprehensive Income (Loss)                 -        -           -          -             -           -           -      (1,759,785)
                                 ------------ --------   ---------   ------------ ----------- ------------ ----------- ------------
Balance at December 31, 2001       21,880,828   21,880   4,732,283    (50,575)   (5,451,603)   (337,616)          -      (1,085,631)

Comprehensive Income (Loss)
  Net Loss                                  -        -           -          -    (2,074,174)          -           -      (2,074,174)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    From Translation                        -        -           -          -             -     130,199           -         130,199
                                                                                                                        ------------
Comprehensive Income (Loss)                 -        -           -          -             -           -           -      (1,943,975)
                                 ------------ --------   ---------   ------------  ----------- ------------ ----------- ------------
Balance at December 31, 2002       21,880,828 $ 21,880  $4,732,283   $(50,575)  $(7,525,777)  $(207,417)    $     -    $ (3,029,606)
                                 ============ ========   =========   ============ =========== ============ =========== =============

 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                                                                                               Deferred
                                                                                    Deficit     Accumulated   Stock-Based
                                                                                   Accumulated    Other      Compensation
                                                         Additional                 In  The    Comprehensive    and
                                     Common Stock         Paid-In    Subscription  Development    Income       Offering
                                   Shares      Amount     Capital      Receivable     Stage      (Loss)        Costs        Total
                                 ------------ --------   ---------   ------------  ----------- ------------  ------------ ----------
Balance at December 31, 2002       21,880,828 $ 21,880  $4,732,283   $(50,575)    $(7,525,777)  $(207,417)           -  $(3,029,606)

Recapitalization Due to Reverse
  Merger                          (10,668,776)  90,240    (107,091)         -               -           -            -      (16,851)

Shares Issued in September 2003
  Pursuant to Private Placement       277,777    2,778      47,222          -               -           -            -       50,000

Shares Issued in December 2003
  Pursuant to Private Placement       214,285    2,143      72,857          -               -           -            -       75,000

Shares Issued in August 2003
  for Services                        466,920    4,669     292,524          -               -           -            -      297,193

Shares Issued in August 2003 to
  Related Party for Services          250,000    2,500      97,500          -               -           -            -      100,000

Shares Issued in September 2003
  for Services                        270,103    2,701     137,484          -               -           -            -      140,185

Shares Issued in September 2003
  to Related Party for Services         5,000       50       1,975          -               -           -            -        2,025

Shares Issued in October 2003
  for Services                        330,400    3,304      73,176          -               -           -            -       76,480

Shares Issued in November 2003
  for Services                      3,216,550   32,165     716,310          -               -           -     (632,500)     115,975

Shares Issued in December 2003
  for Services                        685,000    6,850     270,150          -               -           -     (277,000)           -

Cancellation of Previously Issued
  Shares                              (50,000)    (500)        500          -               -           -            -            -

Shares Issued in December 2003
  Pursuant to Settlement
  Agreement                           150,000    1,500     135,000          -               -           -            -      136,500

Shares Issued as Adjustment to a
  Prior Year's Sale                    86,680      867        (867)         -               -           -            -            -

Shares Issued in September 2003
  for Services in Connection with
  Private Placement                    50,000      500      10,000          -               -           -            -       10,500
                                                                                                                     -      (10,500)
Fees paid in Connection with
  Private Placement                         -        -     (10,000)         -               -           -
                                                                                                                     -      (10,000)
Shares Issued for Services            325,000    3,250      61,750          -               -           -
                                                                                                               (65,000)           -
Write-Off of Subscription
  Receivable                                -        -     (50,575)         -          50,575           -            -            -

Issuance of Common Stock
  Options in November 2003
  for Services                              -        -     275,965          -               -           -     (275,965)           -

Issuance of Common Stock
  Options in December 2003
  for Services                              -        -     479,934          -               -           -     (479,934)           -

Shares Issued for Services in
  Connection with Consulting
  Agreement                           794,953    7,950     668,954          -               -           -     (625,000)      51,904

Shares Issued Relating to
  Consulting Agreement Upon
  Erroneous Conversion of
  Convertible Debt                    855,000    8,550     571,150          -               -           -            -      579,700

Shares in Connection with
  Letter of Engagement                      -        -           -  1,045,191               -           -   (1,045,191)           -

Amortization of Deferred
  Stock-Based Compensation                  -        -           -          -               -           -      957,791      957,791
                                                                                                                        ------------
Comprehensive Income (Loss)                                                                                               2,555,902
                                                                                                                        ------------
  Net Loss                                  -        -           -          -               -  (4,393,962)           -   (4,393.962)
  Other Comprehensive Income
    (Loss) - Equity Adjustment
    from Translation                        -        -           -          -               -           -            -     (418,532)
                                                                                                                        ------------
Comprehensive Income (Loss)                                                                                              (4,812,494)
                                 ------------ --------   ---------   ------------  ----------- ----------- ------------ ------------
Balance At December 31, 2003       19,139,720  191,397   8,465,701  1,045,191               - (11,919,739)  (2,442,799)  (5,286,198)


 The accompanying notes are an integral part of the consolidated financial statements.

                                      F-7

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
                                   (Continued)

                                                                             Deficit     Accumulated       Deferred
                                                                  Common   Accumulated     Other         Stock-Based
                                                    Additional    Stock      In The     Comprehensive    Compensation
                               Common Stock         Paid-In       to be    Development     Income            and
                             Shares      Amount     Capital       Issued      Stage        (Loss)       Offering Costs     Total
                             ------      ------     ---------     ------   -----------  -------------   --------------    --------
Shares Issued in
 January 2004 to
 Related Party for
 Accrued Services             250,000       2,500     202,500           -            -          -               -          205,000

Shares Issued in
 January 2004 for
 Accrued Wages
 and Fees                     228,122       2,281     184,779           -            -          -               -          187,060

Shares Issued in
January 2004 for
Services                      128,000       1,280     103,680           -            -          -               -          104,960

Shares Issued in
 January 2004 for
 Services                       3,158          32       3,094           -            -          -               -            3,126

Shares Issued in
 January 2004 for
 Services                      50,000         500      46,500           -            -          -               -           47,000

Shares Issued in
 February 2004 for
 Services                      48,000         480      67,200           -            -          -               -           67,680

Shares Issued in
 February 2004 for
 Services                      10,000         100      11,600           -            -          -               -           11,700

Shares Issued in
 February 2004
 for Services                  50,000         500      61,000           -            -          -               -           61,500

Shares Issued in
 January 2004
 for Services               1,192,829      11,928   1,109,331           -            -          -      (1,121,259)               -

Options Granted
 in January 2004
 for Services                       -           -   1,879,735           -            -          -      (1,879,735)               -

Shares in
 Connection with
 Letter of Engagement               -           -           -     782,565            -          -        (782,565)               -

Shares Issued in
 February 2004 in
 Connection with
 Private Placement          4,975,000      49,750   2,437,750           -            -          -               -        2,487,500

Expenses of Private
 Placements                         -           -    (265,000)          -            -          -               -         (265,000)

Shares Issued in
 April 2004 for
 Accrued Services             120,000       1,200      74,400           -            -          -               -           75,600

Shares Issued in
 June 2004 for
 Purchase of PCE              286,867       2,869      74,586           -            -          -               -           77,455

Shares Donated
 Back to Company
 in June 2004                (286,867)     (2,869)      2,869           -            -          -               -                -

 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
                                   (Continued)

                                                                             Deficit     Accumulated       Deferred
                                                                  Common   Accumulated     Other         Stock-Based
                                                    Additional    Stock      In The     Comprehensive    Compensation
                               Common Stock         Paid-In       to be    Development     Income            and
                             Shares      Amount     Capital       Issued      Stage        (Loss)       Offering Costs     Total
                             ------      ------     ---------     ------   -----------  -------------   --------------    --------
Shares Cancelled

 in July 2004                 (25,000)       (250)    (23,250)          -            -          -               -          (23,500)

Shares Issued in
 July 2004
 for Services                 500,000       5,000     105,000           -            -          -               -          110,000

Private Placement
 Penalty                            -           -    (298,500)          -            -          -               -         (298,500)

Additional Paid-In
 Capital Arising
 from Consolidation
 of PCE                             -           -   1,407,300           -            -          -               -        1,407,300

Amortization of
 Deferred Stock
 Based Compensation                 -           -     (14,000)          -            -          -       5,011,048        4,997,048

Reversal of Equity
 Based Compensation
 Due to Cancellation
 and Nullification of
 Contract                           -           -    (479,934)          -            -          -               -         (479,934)
                                                                                                                         ----------
                                                                                                                         3,489,797
                                                                                                                         ----------
Comprehensive Income
 (Loss)

Net Loss                            -           -           -           -   (6,917,115)         -               -       (6,917,115)

Other Comprehensive
 Income (Loss)

Equity Adjustment
 from Translation                   -           -           -           -            -  1,235,010               -        1,235,010
                                                                                                                         ----------
Comprehensive Income
 (Loss)                             -           -           -           -            -          -               -       (5,682,105)
                                                                                                                         ----------
                         ------------- ----------- ----------- ---------- ------------   --------    -------------     ------------
Balance at
December 31, 2004          26,669,829  $  266,698  $15,156,341 $1,827,756 $(18,836,854)  $609,061    $ (1,215,310)     $(2,192,308)
                          ============ =========== =========== ========== ============   ========    =============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                   For The Period
                                                                                      For The Year Ended           August 10, 1998
                                                                                          December 31,               (Inception)
                                                                                ----------------------------------      To
                                                                                      2004              2003        December 31,2004
                                                                                ----------------  ----------------  ----------------
                                                                                                                      (Unaudited)
Cash Flow From Operating Activities:
  Net Loss                                                                      $    (6,917,115)  $    (4,393,962)  $   (18,836,854)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                                  -                 -           280,000
      Equity-Based Compensation                                                       4,899,580         2,321,253         7,320,285
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                                   -           111,300           111,300
      Loss on Investment in PowerChannel Europe PLC                                       6,116            37,142         2,328,587
      Minority Interest in Net Loss of Subsidiary                                        (5,655)                -            (5,655)
      Reserve for Bad Debts                                                             110,831                 -           110,831
      Loss on Asset Disposal                                                                  -                 -            20,456
      Write-Down of Inventories                                                          67,643           443,063           510,706
      Depreciation                                                                       24,042            21,449           104,359
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                                            -           573,884           573,884
      Changes in Current Operating Assets and Liabilities:
        Increase in Accounts Receivable                                                (110,831)                -          (110,831)
        (Increase) Decrease in Inventories                                              112,913             5,811          (574,575)
        (Increase) Decrease in Prepaid Expenses                                         (93,987)           21,501           (93,987)
        Increase (Decrease) Due to PowerChannel Europe PLC,
          Relating to Operations                                                        (48,510)          (10,000)          639,632
        Increase in Accounts Payable and Accrued Liabilities                             85,260           579,742         1,368,668
        Increase in Deposits Payable                                                          -            45,000            45,000
        Other                                                                            13,509                 -
                                                                                ----------------  ----------------  ----------------

Net Cash (Used) in Operating Activities                                             (1,856,204)          (243,817)       (6,194,685)
                                                                                ----------------  ----------------  ----------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                                   (27,049)            (6,425)         (146,890)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                                    -            (16,851)          (16,851)
  Advances to Related Party                                                                  -                  -           (64,935)
  Repayments for Advances to Related Parties                                                 -                  -            64,935
  Loans to Related Party                                                                     -                  -          (278,027)
  Repayments from Loans to Related Parties                                                   -                  -           278,027
  Payments for PCE Stock                                                               (40,000)                 -           (40,000)
                                                                                ----------------  ----------------  ----------------

Net Cash (Used) in Investing Activities                                                (67,049)           (23,276)         (203,741)
                                                                                ----------------  ----------------  ----------------

 The accompanying notes are an integral part of the consolidated financial statements.

                                      F-10

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                                                    For The Period
                                                                                      For The Year Ended            August 10, 1998
                                                                                           December 31,               (Inception)
                                                                                ----------------------------------        To

                                                                                2004               2003            December  31,2004
                                                                                ----------------  ----------------  ----------------

                                                                                                                      (Unaudited)
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                                              2,487,500           125,000         3,832,864
  Fees Paid on Sale of Common Stock                                                    (265,000)          (10,000)         (275,000)
  Loans and Advances from Related Parties                                                     -                 -         2,773,074
  Advances to Related Party                                                             (56,607)                -           (56,607)
  Repayments of Advances to Related Party                                                43,300                 -            43,300
  Proceeds from Note Payable                                                                  -           112,000           112,000
  Proceeds from Convertible Notes                                                             -                 -           280,000
  Proceeds from Deposit Payable                                                          25,000                 -            25,000
  Payments of Convertible Notes                                                        (215,695)                -          (215,695)
  Payment of Note Payable                                                              (112,000)                -          (112,000)
                                                                                ----------------  ----------------  ----------------

Net Cash Provided By Financing Activities                                             1,906,498           227,000         6,406,936
                                                                                ----------------  ----------------  ----------------

Net Increase (Decrease) in Cash                                                         (16,755)           40,093             8,510

Cash - Beginning of Period                                                               25,265            65,358                 -
                                                                                ----------------  ----------------  ----------------

Cash - End of Period                                                            $         8,510   $        25,265   $         8,510
                                                                                ================  ================  ================


Supplemental Cash Flow Information:
  Cash Paid For Interest                                                        $        94,753   $             -   $        94,753
                                                                                ================  ================  ================

  Cash Paid For Income Taxes                                                    $             -   $             -   $             -
                                                                                ================  ================  ================

Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                                       $             -   $        10,500   $        10,500
                                                                                ================  ================  ================

  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                               $             -   $        25,200   $        25,200
                                                                                ================  ================  ================

Deferred Stock-Based Compensation                                               $     3,783,559   $     3,487,990   $     7,271,549
                                                                                ================  ================  ================

Issuance of Common Stock for Deferred Offering Costs                            $             -   $        14,000   $        14,000
                                                                                ================  ================  ================

Write-Off of Subscription Receivable                                            $             -   $        50,575   $        50,575
                                                                                ================  ================  ================

 The accompanying notes are an integral part of the consolidated financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                                                    For The Period
                                                                                                                    August 10, 1998
                                                                                       For The Year Ended             (Inception)
                                                                                           December 31,                    To
                                                                                ---------------------------------
                                                                                2004               2003             December 31,2004
                                                                                ----------------  ---------------   ----------------

                                                                                                                       (Unaudited)
Issuance of 250,000 Shares of Common Stock as Payment
     for Accrued Salaries - Related Parties                                     $       205,000   $             -   $       205,000
                                                                                ================  ================  ================

Issuance of 228,122 Shares of Common Stock as Payment
     for Accrued Salaries and Fees                                              $       187,060   $             -   $       187,060
                                                                                ================  ================  ================

Repayment of Advances to Related Party by Applying Accrued
     Salaries                                                                   $        13,307   $             -   $        13,307
                                                                                ================  ================  ================

Issuance of 120,000 Shares of Common Stock as Payment for
  Accrued Liabilities                                                           $        75,600   $             -   $        75,600
                                                                                ================  ================  ================

Issuance of 286,687 Shares of Common Stock as Consideration
  for Purchase of PCE Shares from Related Parties                               $        77,455   $             -   $        77,455
                                                                                ================  ================  ================

Cancellation of 286,687 Shares of Common Stock by
  Related Parties                                                               $        2,869    $             -   $         2,869
                                                                                ================  ================  ================

Additional Paid-In Capital Arising from Acquisition of PCE                      $     1,407,300   $             -   $     1,407,300
                                                                                ================  ================  ================

Payable on Purchase of PCE Stock                                                $        14,898   $             -   $        14,898
                                                                                ================  ================  ================

Penalties Accrued and Charged Against Additional Paid-In
  Capital Pursuant to Private Placement                                         $       298,500   $             -   $       298,500
                                                                                ================  ================  ================

Minority Interest                                                               $       639,012   $             -   $       639,012
                                                                                ================  ================  ================

 The accompanying notes are an integral part of the consolidated financial statements.

                                      F-12

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


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

     The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. All references and disclosures for periods from December 31, 2002 and prior are unaudited and all cumulative amounts from August 10, 1998 (inception) to December 31, 2004 are unaudited.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company is a development stage company that has incurred net losses of $6,917,115 and $4,393,962 during the years ended December 31, 2004 and 2003, respectively. Furthermore, the Company had a working capital deficit of $1,581,026 a stockholders' deficiency of $2,192,308 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ultimate ability to continue as a going concern depends on the market's acceptance of our products and our ability to raise additional funding and to generate revenues, operating profits, and positive cash flow. We have an urgent need for additional funding to provide near-term operating cash and enable us to continue our operations and execute our plans to move toward profitability. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 2 - Summary of Significant Accounting Policies

     Principals of Consolidation

     The consolidated financial statements include the accounts of PowerChannel,
Inc.  and  its  wholly  and  majority  owned   subsidiaries.   All   significant
intercompany accounts and transactions are eliminated in consolidation.

     Inventories

     Inventories, consisting of set-top boxes, are stated at the lower of cost or market on a first-in, first-out basis. The Company has recognized a loss of $67,643 and $443,063 during the years ended December 31, 2004 and 2003, respectively, related to the valuation of its inventories.

     Accounts Receivable

     Management determines the allowance for bad debts based on known troubled accounts, historical experience, and other currently available evidence. The Company has an allowance for bad debts of $110,831 at December 31, 2004.

     Property and Equipment

     Property and equipment are stated at cost. Major property additions, replacements and betterments are capitalized, while maintenance and repairs, which do not extend the useful lives of these assets, are expensed as incurred.

     Depreciation is provided over the estimated useful lives of the assets (three to seven years) using the straight-line and accelerated methods. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet, and a gain or loss is reflected in earnings.

     Fair Value of Financial Instruments

     The carrying amounts of cash, accounts payable, notes payable and other current liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

     Revenue Recognition

     Revenues from the sale of set-top boxes are recognized at time of shipment to customer. Access renewal fees are deferred and amortized over the life of the subscription.

     Foreign Currency Translation

     Financial statements of the Company's foreign subsidiary are prepared in its respective functional currency and translated into United States dollars at the current exchange rates for assets and liabilities and a monthly average rate during the year for revenues, cost and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the "foreign currency translation" component of "Accumulated other comprehensive income (loss)" in the accompanying consolidated statements of shareholders' deficit.

     Receivables of the Company's previously unconsolidated UK Affiliate were translated to US dollars using the current exchange rate for assets and liabilities. Gains or losses resulting from foreign currency translation are included as a component of "Accumulated other comprehensive income (loss)".

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Advertising

     Advertising costs are expensed as incurred. Advertising expense, including infomercial costs, was $44,646 for the year ended December 31, 2004. Advertising expense was $4,137 for the year ended December 31, 2003.

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

     Stock-Based Compensation

     As permitted under FAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and restricted stock grants is measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price. Warrants and options issued to nonemployees are accounted for using the fair value method of accounting as prescribed by FAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The Company uses the Black-Scholes option pricing model to value options, restricted stock grants and warrants granted to nonemployees.

     Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Common stock issued and outstanding with respect to the pre-merger Sealant Solutions stockholders has been included since January 1, 2001.

     Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

     Pro-forma weighted average shares outstanding includes the pro-forma issuance of 2,370,156 and 1,504,193 common shares at December 31, 2004 and December 31, 2003, respectively, reserved to be issued pending potential litigation (see Note 11).

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

     Reclassifications

     Certain items in these financial statements have been reclassified to conform to the current period presentation.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment," a revision of Statements No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption abased on the fair values previously calculated for disclosure purposes. At December 31, 2004, the Company had no unvested options.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No.
46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not have a significant impact on the Company's consolidated financial position or results of operations.

     On May 15,  2003,  the FASB issued SFAS No.  150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At December 31, 2004, the Company does not have any instruments that are within the scope of SFAS No. 150.


NOTE 3 - Property and Equipment

                  Property and equipment are summarized as follows:

                Office Equipment                            $      85,948
                Furniture and Fixtures                             26,622
                Leasehold Improvements                              8,000
                                                            --------------
                                                                  120,570
                Less:  Accumulated Depreciation                    98,495
                                                            --------------
                                                            $      22,075

     Depreciation expense amounted to $24,042 and $21,449 for the years ended December 31, 2004 and 2003, respectively.


NOTE 4 - Investment in Unconsolidated Affiliate

     Prior to November 1999, the Company beneficially owned 100% of PowerChannel Limited, which, at the time was an inactive company, with no assets and no revenues. In November 1999, the Board passed a resolution distributing eight (80%) percent of its shareholding in PowerChannel Limited to the Company's shareholders.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 4 - Investment in Unconsolidated Affiliate (Continued)

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

     In accordance with accounting for the investment in PCE under the equity method, the Company was required to record capital transactions of PCE as if the investee were a consolidated subsidiary (see Note 5.) Pursuant to this requirement, the Company, in 2002, recorded an increase of $3,103,764 in their investment in PCE and a corresponding increase in additional capital.

     For the years ended December 2003 and 2002, the Company recorded its pro-rata share of PCE's (loss) income amounting to $(37,142) and $(66,522).

     Additionally, PCE's consolidated financial statements, which were audited by other auditors, were issued as a going concern since the majority of PCE's assets and liabilities are to be transferred to the Company.

     The following table provides condensed consolidated financial information about PCE as of December 31, 2003 and for the year then ended:

              Current Assets                              $    3 881,314
              Total Assets                                $    3,881,314
              Current Liabilities                         $      454,642
              Total Liabilities                           $      454,642
              Equity                                      $    3,881,314
              Revenues                                    $            -
              Net (Loss)                                  $     (188,723)

     The current assets included in the above table includes receivable from the Company aggregating $3,879,748.

     As of December 31, 2003 the Company determined that there was an other than temporary decline in value of its investment in PowerChannel Europe PLC ("PCE"). Accordingly, the Company recognized an impairment charge to operations of $ 573,884 for the year ended December 31, 2003 representing this other than temporary decline in value, thereby reducing the carrying value to zero at December 31, 2003. As of September 30, 2004 the Company increased its ownership percentage in PCE to 70.41%. Accordingly, the Company no longer accounts for PCE under the equity method. As a majority owned subsidiary, PCE is included in consolidation (see Note 5).

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 5 - Acquisition

     On May 31, 2004 the Company acquired 13.47% of PCE for $54,898 from a third party and on June 30, 2004 the Company acquired 38.44% of PCE for $77,455 from two related parties. The Company issued 286,687 shares of common stock to the two related parties as consideration for the PCE shares. Concurrently therewith, the 286,687 shares of the Company were donated back to the Company and cancelled by the two related parties.

     At June 30, 2004, the Company's ownership in PCE increased to 70.41% and the accounts of PCE have been included in these consolidated financial statements. The transaction has been accounted for under the purchase method. Accordingly, the consolidated statements of operations will include PCE's results of operations from June 30, 2004. Prior to June 30, 2004 the Company had accounted for its investment in PCE under the equity method and has recorded a loss from the unconsolidated affiliate in the amount of $6,116 for the six months ended June 30, 2004. PCE does not engage in any operations however it was formerly engaged in the providing of Internet access.

     Unaudited pro forma consolidated result of operations as if the acquisition has taken place at the beginning of 2003 would not have been materially different from the amounts reported.

     The following table provides unaudited condensed consolidated financial information about PCE as of June 30, 2004 and for the six months then ended:

        Current Assets                              $     3,931,504
        Total Assets                                $     3,931,504
        Current Liabilities                         $       593,076
        Total Liabilities                           $       593,076
        Equity                                      $     3,338,428
        Revenues                                    $             -
        Net Loss                                    $        19,113

     The current assets included in the above table includes receivable from the Company aggregating approximately $3.9 million.


NOTE 6 - Convertible Notes Payable

     On February 29, 2000, PowerChannel entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January, 2004, the Company paid an aggregate of $215,695 principal and $84,121 accrued interest to four note holders. At December 31, 2004 the remaining balance due on these notes was $44,305.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 8 - Related Party Transactions (Continued)

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

     Lease

     The Company conducted its operations in office space owned by the Company's president under a two year operating lease that expired December 31, 2004. The lease provided for annual rent of $30,000.

     Rent expense was approximately $45,000 and $46,000 for the years ended December 31, 2004 and 2003, respectively, which includes amounts paid to the Company's president of approximately $32,000 and $30,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

     Employment Agreement

     On February 10, 2004 the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a one year term with annual renewal options. It provides for an annual base salary of $160,000, annual performance bonuses, stock and stock option eligibility, and employee benefits. Payments made in 2004 pursuant to this agreement amounted to approximately $206,000.


NOTE 9 - Stockholders' Equity (Deficit)

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

     2001 Stock Option Plan

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998 (inception) to December 31, 2002 is unaudited)


NOTE 9 - Stockholders' Equity (Deficit)

     2003 Stock Incentive Plan

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

     During the year ended December 31, 2003 the Company issued an aggregate of 2,885,823 shares of common stock under the 2003 Plan. Such shares were issued to employees, officers and directors, consultants and other professionals for services. A summary of common stock issued under the 2003 Plan follows:

                                                  Shares      Fair Market Value
   Employees                                      556,870      $     153,418
   Officers and Directors                         255,000            102,025
   Consultants and Other Professionals          2,073,953          1,321,255
                                            --------------     --------------

                                                2,885,823      $   1,576,698
                                            ==============     ==============

     No shares were issued in 2004 under the 2003 Plan.

     Issuances of Common Stock and Stock Options in Connection with Consulting Agreements

     On July 31, 2003, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Churchill Investments, Inc. ("Churchill"), pursuant to which the Company engaged Churchill to provide certain advisory services for a one-year term, for an aggregate fee of $250,000, which Churchill agreed to accept in the form of a non-recourse assignment (the "Non-recourse Assignment") of $280,000 Series A Notes (see Note 5). Following the execution and delivery of the Non-recourse Assignment, Churchill or its assignees, converted $110,539 of the Notes into 855,000 shares of common stock. The value of such shares in the amount of $579,700 was charged to operations during the year ended December 31, 2003. The issuance of the shares of common stock in connection with the conversion of the Series A Notes may not have been in compliance with certain state and federal securities laws. The Company is currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance, which include, but are not limited to, damages that may result from the Company having to rescind the issuance of these shares. The payment of damages could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

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

     In connection with a one year consulting agreement entered into in June 2003, the Company issued 325,000 shares of common stock valued at $65,000. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $34,014 for the year ended December 31, 2003 and $30,986 for year ended December 31, 2004.


     In connection with a one year consulting agreement entered into on November 24, 2003, the Company issued 750,000 shares of common stock valued at $172,500. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $17,486 for the year ended December 31, 2003 and $155,014 for the year ended December 31, 2004. This consulting agreement was amended on January 20, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 9 - Stockholders' Equity (Deficit) (Continued)

     Issuances of Common Stock and Stock Options in Connection with Consulting Agreements (Continued)

     In connection with a one year consulting agreement entered into on November 24, 2003, the Company issued 750,000 shares of common stock valued at $172,500. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $17,486 for the year ended December 31, 2003 and $155,014 for the year ended December, 31, 2004. This consulting agreement was amended on January 20, 2004 (see Note 13) and this consultant was also appointed in January 2004 as a director of the Company.

     In connection with a one year consulting agreement entered into on November 24, 2003, the Company issued 1,250,000 shares of common stock valued at $287,500. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $29,143 for the year ended December 31, 2003 and $258,357 for the year ended December 31, 2004. The Company also granted to the consultant common stock options having piggyback registration rights to purchase 1,200,000 shares to be exercisable over a 5 year period at $.20 per share. The Company estimated the fair value of these options to be $275,965, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of 5 years. Such amount is being amortized over 12 months. Amortization amounted to $27,975 for the year ended December 31, 2003 and $247,990 for the year ended December 31, 2004. This consulting agreement was amended in February and April 2004.

     In connection with a one year consulting agreement entered into on December 5, 2003, the Company issued 150,000 shares of common stock valued at $63,000. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $12,898 for the year ended December 31, 2003 and $58,512 for the year ended December 31, 2004. This consulting agreement was amended on February 6, 2004.

     In connection with a one year consulting agreement entered into on December 12, 2003, the Company issued 450,000 shares of common stock valued at $180,000. The value of the stock is being amortized over the life of the agreement. Amortization reported as stock based compensation amounted to $9,863 for the year ended December 31, 2003 and $170,137 for the year ended December 31, 2004. The Company also granted to the consultant common stock options having piggyback registration rights to purchase 1,200,000 shares to be exercisable over a 5 year period at $.40 per share. The Company estimated the fair value of these options to be $479,934, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of 5 years. Such amount is being amortized over 12 months. Amortization amounted to $26,298 for the year ended December 31, 2003 and $453,636 for the year ended December 31, 2004. The consultant is the nephew of the wife of the Company's president. This consulting agreement was cancelled and voided in December 2004 (see Note 11).

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


     On January 20, 2004 the Company agreed to issue an additional 260,943 shares of common stock valued at $245,286 and make payment of $10,000 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $245,286 for the year ended December 31, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 9- Stockholders' Equity (Deficit) (Continued)

     Issuances of Common Stock and Stock Options in Connection with Consulting Agreements (Continued)

     On January 20, 2004 the Company agreed to issue an additional 270,943 shares of common stock valued at $254,686 to a consultant in lieu of additional compensation bonuses relating to a one year consulting agreement originally entered into on November 24, 2003. The value of the stock is being amortized over the remaining life of the agreement. Amortization reported as stock-based compensation amounted to $254,686 for the year ended December 31, 2004. This consultant was also appointed in January 2004 as a director of the Company.

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

     On April 9, 2004 the Company entered into Amendment No. 1 to the Amended and Restated Consulting Agreement, effective as of February 9, 2004, with a consultant. The Company had previously entered into a consulting agreement on November 24, 2003 and an Amended and Restated Consulting Agreement effective as of January 20, 2004 with the consultant. The amendments provide issuance of an additional 660,943 shares of common stock valued at $621,286 and payment of $202,000 to the consultant. The value of the stock is being amortized over the remaining life of the agreement, as extended. Amortization reported as stock based compensation amounted to $319,387 for the year ended December 31, 2004. In consideration for extending the term of the Restated Agreement to November 24, 2005, the Corporation will grant the consultant 2,000,000 options with a five year term and piggyback registration rights. The exercise price of the options is $1 per share. The Company estimated the fair value of these options to be $ 1,879,735 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 339.44% and a term of five years. Such amount is being amortized over the remaining life of the agreement, as extended. Amortization amounted to $966,323 for the year ended December 31, 2004.

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

     Other

     During the quarter ended March 31, 2004 the Company issued 239,158 shares of common stock valued at $ 234,466 to various consultants for services. The entire amount has been reported as stock based compensation for the year ended December 31, 2004.

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

     During the quarter ended September 30, 2004 the Company issued 500,000 shares of common stock valued at $110,000 to a consultant for services. The entire amount has been reported as stock based compensation for the year ended December 31, 2004.

     During the quarter ended September 30, 2004 the Company cancelled 25,000 shares of common stock valued at $23,500 previously issued to a consultant for services. The entire amount has been reported as a reduction of stock based compensation for the year ended December 31, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 9 - Stockholders' Equity (Deficit) (Continued)

     2004 Incentive Stock Plan

     During January 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Plan") under which options (either incentive or nonqualified), stock awards and restricted stock purchase offers, covering an aggregate amount of 2,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 10 years from the date of grant. During the year ended December 31, 2004 the Company issued an aggregate of 2,000,000 shares of common stock under the 2004 Plan.


     Private Placement

     During  February  and March  2004 the  Company  sold 99.5  Units to private investors, each Unit consisting of 50,000 shares of common stock and 50,000 common stock purchase warrants at a price of $25,000 per Unit, pursuant to a private placement memorandum that called for a maximum offering of 50 Units. In connection with this offering the Company issued an aggregate of 4,975,000 shares of common stock and 4,975,000 common stock purchase warrants. The warrants are exercisable into one share of common stock at an exercise price of $.75 per warrant. The warrants are callable when the five-day average closing bid price of the common stock equals or exceeds $1. The warrants are exercisable for a period of 36 months from the final closing of the offering. In connection with this offering the Company received gross proceeds of $2,487,500 and incurred offering costs of approximately $265,000. Since a registration statement covering these shares of common stock was not declared effective by May 29, 2004 the Company is required to pay a penalty equal to 2% per month on the amount invested by each investor. Accordingly, the Company has accrued $298,500 as of December 31, 2004 with a corresponding charge to additional paid-in capital. The registration statement was declared effective December 2004.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 10 -         Income Taxes

                  For income tax purposes, the Company had available net operating loss carryforwards ("NOL") at December 31, 2004 of approximately $21,400,000 to reduce future federal taxable income, if any. The NOL's expire at various dates from 2005 through 2004. The Company is delinquent with respect to its corporate income tax filings. There are certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership pursuant to Internal Revenue Code Section 382. The amount of these limitations have not been determined as of December 31, 2004.

                  The Company had deferred tax assets of approximately $7,276,000 at December 31, 2004 resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $816,000 and $1,268,000 in 2004 and 2003, respectively.


NOTE 11 - Commitments and Contingencies

     Employment Agreements

     The Company entered into employment agreements with James Gambrell, Michael Preston and Steven Lampert on March 1, 2000. The agreements expired on February 28, 2003 and provided annual salaries of $25,000 for Mr. Gambrell and $200,000 each for Mr. Preston and Mr. Lampert. Additionally, the agreements provide for certain fringe benefits and stock options. Amounts paid to Messrs. Preston and Lampert aggregated to $390,000 for the year ended December 31, 2002. The aforementioned employment agreements were cancelled in July 2003. All corresponding liabilities owed to these employees under these agreement in excess of the amounts already paid have been waived.

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

     Consulting Services

     On June 23, 2003, the Company entered into an Engagement Letter with Knightsbridge Holdings, LLC, ("Knightsbridge") pursuant to which the Company engaged Knightsbridge to provide certain consulting and related services for a one-year term. As consideration for the services to be rendered under the Engagement Letter, the Company issued an aggregate of 625,000 shares of common stock valued at $625,000 to Knightsbridge. The Engagement Letter provides that the Company issue to Knightsbridge, or its designees, an amount of common stock of the Company, upon the closing of a merger/acquisition with a public company, in an amount not less than 11.50% of the fully diluted shares of the post merger company. The Engagement Letter further provides that such shares will have full ratchet anti dilution provisions for the term of the Engagement Letter. The Company believes that Knightsbridge failed to provide the consideration and services that were contracted for, and, as a result, does not intend to issue any additional shares to Knightsbridge. The Company has reserved for issuance however, 1,504,193 shares of common stock valued at $1,045,191 based upon the terms of the Engagement Letter. Such 1,504,193 shares of common stock to be issued have been reported as a component of stockholders' deficit. The value of these shares to be issued along with the original 625,000 shares issued is being amortized over one year. Amortization reported as stock based compensation amounted to $778,232 for the year ended December 31, 2003 and $891,959 for the year ended December 31, 2004. There can be no assurance that Knightsbridge will not commence an action against the Company relating to its rights to receive the shares, or if instituted, that such action will not be successful. Although the Company believes that any action which may be commenced would be without merit, and it would vigorously defend any such action, the cost of such litigation can be substantial even if the Company were to prevail. Further, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 11 - Commitments and Contingencies (Continued)

     Litigation

     Except for the following, the Company is currently not party to any material legal proceedings.

     In October 2003, a stockholder alleging investment fraud filed a claim in the Civil Court of the City of New York seeking damages in the amount of approximately $50,000.

     In April 2003, a stockholder alleging investment fraud filed a claim in the Supreme Court of Nassau County seeking damages in the amount of $25,000 plus interest. The plaintiff has withdrawn his claim but may commence this action at a future point in time.

     In December 2004, a stockholder alleging investment fraud filed a claim in the Supreme Court of the State of New York, County of New York seeking damages in the amount of approximately $100,000.

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

     Lack of Insurance

     The Company, at December 31, 2004, did not maintain any liability insurance, workers' compensation, or other forms of general insurance. Although the Company is not aware of any claims resulting from absence of coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

     Accrued Liabilities

     Included in accrued liabilities at December 31, 2004 are payroll taxes payable of approximately $207,000 of which approximately $150,000 are under federal tax liens. Such liens can result in enforcement action by the Federal government to satisfy those liens.

     Settlement Agreement

     On December 17, 2004 the Company entered into a settlement agreement with a former consultant and other individuals. The settlement agreement calls for, among other things, (1) the termination of certain consulting agreements entered into between the Company and the former consultant on August 18, 2003 and December 12, 2003; (2) the termination of options for 1.5 million shares; (3) the cancellation of 449,672 shares of common stock; (4) mutual general releases; and (5) the cancellation of 699,672 shares of common stock.

     Accordingly, the Company has recorded a credit on the statement of operations of $26,298 attributable to 2003 and $453,636 attributable to 2004 pertaining to the part of the consulting agreement relating to the stock option cancellation for the year ended December 31, 2004.

     Since the 449,672 and 699,672 shares of common stock were not returned yet to the Company for cancellation by the transfer agent, the effect of the transaction has not been recognized for financial reporting purposes.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 11 - Commitments and Contingencies (Continued)

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

     Unaudited Financial Statements

     We are unable to obtain an audit report on our financial statements for the period August 10, 1998 (inception) to December 31, 2002 from our predecessor auditors. The Company has corresponded with the Securities and Exchange Commission regarding this issue and has been advised by the Commission that they would not object to the Company presenting such information on an unaudited basis in its Form 10-KSB for the year ended December 31, 2004. As a result, all required development stage company financial statements and disclosures included in this Form 10-KSB, pursuant to SFAS 7, covering the cumulative period from August 10, 1998 (inception) through December 31, 2004 has been provided on an unaudited basis.

     No assurance can be given that the Commission will not object in the future to the presentation of such information on an unaudited basis. Should such information be required to be presented in future filings on an audited basis, the failure to so provide such information may result in the Company failing to maintain its status as a current reporting issuer which could result in the Company's securities being delisted from the Over The Counter Bulletin Board and/or the imposition of fines, sanctions and/or penalties.


NOTE 12 - Profit Sharing Plan

     The Company sponsors a defined contribution 401(k) profit sharing plan ("the Plan") that covers substantially all employees. Under the Plan, the Company may make a discretionary contribution determined by the Board of Directors. All employees are eligible to participate in the Plan, based on meeting certain age and term of employment requirements. The Company made matching contributions of approximately $2,200 for the year ended December 31, 2004.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of December 31, 2002 and for the period August 10, 1998
                 (inception) to December 31, 2002 is unaudited)


NOTE 13 - Subsequent Events

     In July 2004 the Company received a Notice of Motion seeking a default judgment and attorneys' fees in connection with a complaint filed by AKW Holdings, LLC against the Company in the Supreme Court of the State of New York
- County of Rockland. AKW Holdings, LLC is seeking unpaid rents of approximately $160,000 and attorneys' fees and interest. On April 19, 2005 an order and judgment was filed in the Supreme Court of the State of New York - County of Rockland against the Company in the amount of $199,676. The Company believes this judgment is baseless and without merit and intends to vigorously defend this lawsuit.