Form 10QSB
period 2005-03-31
POWERCHANNEL INC
filed 2005-06-06
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 (845) 634-7979
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2005: 26,669,829 shares of common stock outstanding, $0.01 par value.

ITEM 1. FINANCIAL INFORMATION

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Inventories                                                                   $        63,608
  Prepaid Expenses                                                                          350
  Prepaid Consulting Fees                                                                65,837
                                                                                ----------------

         Total Current Assets                                                           129,795

Property and Equipment, Net                                                              19,947
                                                                                ----------------

                                                                                $       149,742
                                                                                ================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                              $       591,002
  Accrued Liabilities                                                                 1,098,368
  Convertible Notes Payable                                                              44,305
  Deposits Payable                                                                       70,000
  Loan Payable - Other                                                                   35,000
  Advances From Related Party                                                             1,913
                                                                                ----------------

         Total Current Liabilities                                                    1,840,588
                                                                                ----------------

Commitments and Contingencies

Minority Interest                                                                       633,357
                                                                                ----------------

Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                                           -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,669,829 Shares                                            266,698
  Additional Paid-In Capital                                                         15,156,341
  Common Stock to be Issued, 2,370,156 Shares                                         1,827,756
  Deferred Stock-Based Compensation                                                    (881,841)

  Accumulated Other Comprehensive Income                                                609,061
  Deficit Accumulated in the Development Stage                                      (19,302,218)
                                                                                ----------------

         Total Stockholders' Deficit                                                 (2,324,203)
                                                                                ----------------
                                                                                $       149,742
                                                                                ================

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Three              For The Period
                                                                                          Months Ended              August 10, 1998
                                                                                            March 31,                (Inception)
                                                                                ----------------------------------         To
                                                                                       2005            2004          March 31, 2005
                                                                                ----------------  ----------------  ----------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC                                 $             -   $             -   $     1,894,348
  Expenses Reimbursed Pursuant to License Agreement                                           -                 -        (1,884,348)
                                                                                ----------------  ----------------  ----------------
  Net License Income                                                                          -                 -            10,000
  Sales - Net                                                                             3,305           187,500           277,724
  Activation Fees                                                                             -                 -            15,525
                                                                                ----------------  ----------------  ----------------

         Total Revenues                                                                   3,305           187,500           303,249
                                                                                ----------------  ----------------  ----------------

Costs and Expenses:
  Cost of Sales                                                                             260           187,500           167,709
  Write-Down of Inventories                                                                   -                 -           510,706
  Selling, General and Administrative Expenses                                          132,922           529,342         7,878,640
  Impairment Loss on Investment                                                               -                 -           573,887
  Settlement of Debt                                                                          -                 -           111,300
  Equity-Based Compensation                                                             333,470         1,841,821         8,034,237
  Reversal of Equity Based Compensation Due to
    Cancellation and Nullification of Contract                                                -                 -          (479,934)
                                                                                ----------------  ----------------  ----------------

        Total Costs and Expenses                                                        466,652         2,558,663        16,796,545
                                                                                ----------------  ----------------  ----------------

Loss Before Loss From Unconsolidated Affiliate
  And Other Income (Expense)                                                           (463,347)       (2,371,163)      (16,493,296)

Loss from Unconsolidated Affiliate                                                            -                 -        (2,636,913)

Minority Interest in Net Loss of Subsidiary                                                   -                 -             5,655

Interest Expense                                                                         (2,017)           (4,042)         (177,664)
                                                                                ----------------  ----------------  ----------------

Net Loss                                                                        $      (465,364)   $(2,375,205)     $   (19,302,218)
                                                                                ================  ================  ================


Basic and Diluted Net Loss Per Share                                            $          (.02)  $          (.10)
                                                                                ================  ================

Weighted Average Shares Outstanding - Basic and Diluted                              26,669,829        22,897,640
                                                                                ================  ================

Pro-Forma Net Loss Per Share (Basic and Diluted)                                $          (.02)  $          (.10)
                                                                                ================  ================

Pro-Forma Weighted Average Shares Outstanding
  (Basic and Diluted)                                                                29,039,985        24,833,993
                                                                                ================  ================

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                 For the Three                      For The Period
                                                                                 Months Ended                       August 10, 1998
                                                                                   March 31,                          (Inception)
                                                                                ----------------------------------        To
                                                                                     2005               2004         March  31,2005
                                                                                ----------------  ----------------  ----------------
Cash Flow From Operating Activities:
  Net Loss                                                                      $     (465,364)   $    (2,375,205)  $   (19,302,218)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                                  -                 -           280,000
      Equity-Based Compensation                                                         333,470         1,841,821         7,653.755
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                                   -                 -           111,300
      Loss on Investment in PowerChannel Europe PLC                                           -                 -         2,328,587
      Minority Interest in Net Loss of Subsidiary                                             -                 -            (5,655)
      Reserve for Bad Debts                                                                   -            93,750           110,831
      Loss on Asset Disposal                                                                  -                 -            20,456
      Write-Down of Inventories                                                               -                 -           510,706
      Depreciation                                                                        2,127             4,531           106,486
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                                            -                 -           573,884
      Change in Current Operating Assets and Liabilities:
        (Increase) in Accounts Receivable                                                     -          (187,500)         (110,831)
        (Increase) Decrease in Inventories                                                  261           187,500          (574,314)
        (Increase) Decrease in Prepaid Expenses                                          27,800          (118,752)          (66,187)
        (Increase) in Other Assets                                                            -           (70,924)                -
        Increase (Decrease) Due to PowerChannel Europe PLC,
          Relating to Operations                                                              -           (10,000)          639,632
        Increase (Decrease) in Accounts Payable and Accrued
                Liabilities                                                              56,283           (61,184)        1,424,951
        Increase in Deposits Payable                                                          -                 -            45,000
        Other                                                                                 -                 -            13,509
                                                                                ----------------  ----------------  ----------------

Net Cash (Used) in Operating Activities                                                 (45,423)         (695,963)       (6,240,108)
                                                                                ----------------  ----------------  ----------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                                          -           (14,216)         (146,890)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                                     -                 -           (16,851)
  Advances to Related Party                                                                   -                 -           (64,935)
  Repayments for Advances to Related Parties                                                  -                 -            64,935
  Loans to Related Party                                                                      -                 -          (278,027)
  Repayments from Loans to Related Parties                                                    -                 -           278,027
  Payments for PCE Stock                                                                      -                 -
                                                                                ----------------  ----------------  ----------------

Net Cash Provided by (Used) in Investing Activities                                           -           (14,216)         (203,741)
                                                                                ----------------  ----------------  ----------------

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                          For the Three             For The Period
                                                                                          Months Ended              August 10, 1998
                                                                                             March 31,                (Inception)
                                                                                ---------------------------------           To
                                                                                       2005              2004      March 31,  2005
                                                                                ----------------  ----------------  ----------------

Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                                                      -         2,187,500         3,832,864
  Fees Paid on Sale of Common Stock                                                           -          (265,000)         (275,000)
  Loans and Advances from Related Parties                                                 3,248                 -          2,776,322
  Advances to Related Party                                                                   -           (56,607)          (56,607)

  Repayments of Advances to Related Party                                                     -            43,300            43,300
  Repayments of Loans and Advances from Related Parties                                  (1,335)                -            (1,335)
  Proceeds from Note Payable                                                                  -                 -           112,000
  Proceeds from Convertible Notes                                                             -                 -           280,000

  Proceeds from Deposits Payable                                                              -            25,000            25,000
  Proceeds from Loan Payable                                                             35,000                 -            35,000
  Payments of Convertible Notes                                                               -          (215,695)         (215,695)
  Payment of Note Payable                                                                     -                 -          (112,000)
                                                                                ----------------  ----------------  ----------------

Net Cash Provided By Financing Activities                                                36,913         1,718,498         6,443,849
                                                                                ----------------  ----------------  ----------------

Net Increase (Decrease) in Cash                                                          (8,510)        1,008,319                 -

Cash - Beginning of Period                                                                8,510            25,265                 -
                                                                                ----------------  ----------------  ----------------

Cash - End of Period                                                            $             -   $     1,033,584   $             -
                                                                                ================  ================  ================

Supplemental Cash Flow Information:
  Cash Paid For Interest                                                        $         2,017   $        84,769   $        96,770
                                                                                ================  ================  ================

  Cash Paid For Income Taxes                                                    $             -   $             -   $             -
                                                                                ================  ================  ================
Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                                       $             -   $             -   $        10,500
                                                                                ================  ================  ================

  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                               $             -   $             -   $        25,200
                                                                                ================  ================  ================

Deferred Stock-Based Compensation                                               $             -   $     3,764,917   $     7,271,549
                                                                                ================  ================  ================

Issuance of Common Stock for Deferred Offering Costs                            $             -   $             -   $        14,000
                                                                                ================  ================  ================

Write-Off of Subscription Receivable                                            $             -   $             -   $        50,575
                                                                                ================  ================  ================


Issuance of 250,000 Shares of Common Stock as Payment
  for Accrued Salaries - Related Parties                                        $             -   $       205,000   $       205,000
                                                                                ================  ================  ================
Issuance of 228,122 Shares of Common Stock as Payment
  for Accrued Salaries and Fees                                                 $       187,060   $       187,060   $       187,060
                                                                                ================  ================  ================
Repayment of Advances to Related Party by Applying Accrued
  Salaries                                                                      $             -   $        13,307   $        13,307
                                                                                ================  ================  ================

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)



                                                                                                                    For The Period
                                                                                     For the Three Months Ended     August 10, 1998
                                                                                             March 31,                 (Inception)
                                                                                ----------------------------------          To
                                                                                2005               2004               March 31,2005
                                                                                ----------------  ----------------  ----------------


Issuance of 120,000 Shares of Common Stock as Payment for
  Accrued Liabilities                                                           $             -   $             -   $        75,600
                                                                                ================  ================  ================

Issuance of 286,687 Shares of Common Stock as Consideration
  for Purchase of PCE Shares from Related Parties                               $             -   $             -   $        77,455
                                                                                ================  ================  ================

Cancellation of 286,687 Shares of Common Stock by
  Related Parties                                                               $             -   $             -   $         2,869
                                                                                ================  ================  ================

Additional Paid-In Capital Arising from Acquisition of PCE                      $             -   $             -   $     1,407,300
                                                                                ================  ================  ================

Payable on Purchase of PCE Stock                                                $             -   $             -   $        14,898
                                                                                ================  ================  ================

Penalties Accrued and Charged Against Additional Paid-In
  Capital Pursuant to Private Placement                                         $             -   $             -   $       298,500
                                                                                ================  ================  ================

Minority Interest                                                               $             -   $             -   $       639,012
                                                                                ================  ================  ================


    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Certain items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation,

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


NOTE 2 - Property and Equipment

           Property and equipment consists of the following:

                  Office Equipment                            $         85,949
                  Furniture and Fixtures                                26,622
                  Leasehold Improvements                                 8,000
                                                              -----------------
                                                                       120,571
                  Less:  Accumulated Depreciation                      100,624
                                                              -----------------
                                                              $         19,947

     Depreciation expense amounted to $2,127 and $4,531 for the three months ended March 31, 2005 and 2004, respectively.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - Convertible Notes Payable

     On February 29, 2000, PowerChannel entered into subscription agreements with seven individuals and in conjunction with such agreements, issued Series A Convertible Notes. Pursuant to these notes, PowerChannel acquired $280,000 in investment capital and issued security interests at 7% interest for a term of three years. At the option of the note holders, these notes may be converted into common stock for the value of the note at a price of $0.1287 per share. A beneficial conversion amount was recorded in the amount of $280,000 and expensed in 2000. In December 2003, one $20,000 Series A Note was paid in connection with a settlement agreement and in January 2004 the Company paid an aggregate of $215,695 principal and $84,121 accrued interest to four note holders. At March 31, 2005, the remaining balance due on these notes was $44,305.


NOTE 4 - Advances from Related Party

     Advances from related party represents funds advanced to the Company by its President. Such advances are non-interest bearing and have no specific repayment terms.


NOTE 5 - Commitments and Contingencies

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

     A stockholder has demanded the return of his $100,000 investment. The Company intends to respond to this complaint shortly in the Supreme Court of the State of New York, New York County.

     Antidilution Agreement

     Steven Lampert, the Company's President, entered into a Confidential Antidilution Agreement dated July 1, 2003 with Michael Fasci, a former director and officer of the Company. In consideration for Mr. Fasci agreeing to vote in favor of the reverse merger the Company entered into in July 2003, Mr. Lampert agreed to transfer to Mr. Fasci shares of his common stock in order for Mr. Fasci's ownership would at all times be maintained at 10% of the outstanding shares of the Company. The term of this agreement is for three years. As a result, Mr. Lampert may be required to transfer all or a portion of his shares to Mr. Fasci.

     Lack of Insurance

     The Company, at March 31, 2005, did not maintain any liability insurance, workers' compensation, or other forms of general insurance. Although the Company is not aware of any claims resulting from absence of coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

     Unaudited Financial Statements

     We are unable to obtain an audit report on our financial statements for the period August 10, 1998 (inception) to December 31, 2002 from our predecessor auditors. The Company has corresponded with the Securities and Exchange Commission regarding this issue and has been advised by the Commission that they would not object to the Company presenting such information on an unaudited basis in the Company's Form 10-KSB for the year ended December 31, 2004. As a result, all required development stage company financial statements and disclosures included in this Form 10-KSB, pursuant to SFAS 7, covering the cumulative period from August 10, 1998 (inception) through December 31, 2004 has been provided on an unaudited basis.

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

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - Commitments and Contingencies (Continued)

     Accrued Liabilities


     Included in accrued liabilities at March 31, 2005 are payroll taxes payable of approximately $207,000 of which approximately $150,000 are under federal tax liens. Such liens can result in enforcement action by the Federal government to satisfy those liens.

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

     Accordingly, the Company recorded a credit on the statement of operations of $26,298 attributable to 2003 and $453,636 attributable to 2004 pertaining to the part of the consulting agreement relating to the stock option cancellation for the year ended December 31, 2004.

     Since the 449,672 and 699,672 shares of common stock have not yet been returned to the Company for cancellation by the transfer agent, the effect of the transaction has not been recognized for financial reporting purposes.


NOTE 6 - Subsequent Events

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

Acquisition of a Controlling Interest in Powerchannel Europe PLC

On May 31, 2004, we acquired 13.47% of Powerchannel Europe PLC ("PCE") for $54,898 from Internet Investors, Inc., a wholly owned subsidiary of Long Distance Direct Holdings, Inc. ("LDH"). Mr. Lampert, our sole executive officer and a director, resigned as an officer and a director of LDH on December 31, 2002 and currently owns approximately 9% of the issuance and outstanding shares of common stock of LDH.

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

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Revenues

During the three months ended March 31, 2005 we had net sales of $3,305. During the three months ended March 31, 2004, we had sales in the amount of $187,500. The decrease in the revenues resulted from the decrease in market demand for our products.

Costs and Expenses

Cost and expenses incurred for the three months ended March 31, 2005, aggregated $466,652 as compared to $2,558,663 for the three months ended March 31, 2004. Cost and expenses decreased by $2,092,011 for the three months ended March 31, 2005 when compared to the comparable period of the prior year. This decrease resulted from the following:

     o cost of sales of $260 during the three months ended March 31, 2005 as compared to $187,500 for the three months ended March 31, 2004, which represents a decrease of $187,240;

     o selling, general and administrative expenses for the three months ended March 31, 2005 of $132,922, as compared to $529,342 during the three months ended March 31, 2004, which represents a decrease of $396,420; and

     o stock based compensation in the amount of $333,470 during the three months ended March 31, 2005 as compared to $1,841,821 during the three months ended March 31, 2004, which represents a decrease of $1,508,351.

Net Loss

The net loss was $465,364 for the three months ended March 31, 2005, as compared to a net loss of $2,375,205 for the three months ended March 31, 2004. The net loss decreased by $1,909,841 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ending March 31, 2005.

Liquidity and Capital Resources

Financial Condition

We generated minimal revenue to date and have financed our operations through sales of our common stock and debt. The future success of our company depends upon our ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that we will be able to do so.

At March 31, 2005, we had total current assets of $129,795 and total current liabilities of $1,840,588 resulting in a working capital deficit of $1,710,793. In addition, we had a stockholders deficit of $2,324,203 at March 31, 2005.

We are a development stage company that has a working capital deficit at March 31, 2005 of $1,710,793 and for the period August 10, 1998 (inception) to March 31, 2005 has incurred net losses aggregating $19,302,218. These factors combined with our urgent need to provide near-term operating cash raise substantial doubt about our ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock our company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of our company is dependent on (1) consummation of the contemplated financings, (2) achieving sufficiently profitable operations (3) subsequently maintaining adequate financing arrangements and (4) its exiting the development stage. The achievement and/or success of the Company's planned measures, however, cannot be determined at this time.

Capital Resources

We anticipate generating cash to continue our operations either though private sales of our common stock or from capital contributions from our officers and/or directors. In addition, we hope to reach levels of revenue sufficient to meet our operating costs. There is no guarantee that we will be able to reach these levels or generate cash through the sale of our common stock.

Since the merger in July 2003 through March 2005, our investors have provided funding, net of expenses, of approximately $2,338,000 in cash, and various parties have provided services valued at approximately $7,554,000, in consideration for the issuance of securities issued or to be issued. The Company needs to raise an additional $2,000,000 during the next 12 months to effectively institute its business plan to market and distribute its products. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

Accounts Receivable

Management determines the allowance for bad debts based on known troubled accounts, historical experience, and other currently available evidence. The Company has an allowance for bad debts of $110,831 at March 31, 2005.

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

Pro-forma weighted average shares outstanding includes the pro-forma issuance of 2,370,156 and 1,504,193 common shares at March 31, 2005 and March 31, 2004, respectively, reserved to be issued pending potential litigation (see Note 11 to Consolidated Financial Statements).

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

Risk Factors

Risks Related to Our Business

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

We incurred net losses for the three months ended March 31, 2004 of $2,375,205 and for the three months ended March 31, 2005 we incurred losses of $465,364. During the three months ended March 31, 2005 we had net sales of $3,177. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

In connection with the filing of our Form 10-KSB for the year ended December 31, 2004, we were unable to obtain an audit report on our financial Statements for the period covering August 10, 1998 (inception) to December 31, 2002, and the inability to obtain such report may affect the Company' ability to provide the necessary financial information required to maintain its status as a current reporting issuer which could result in the Company's securities being delisted from the Over The Counter Bulletin Board.

In connection with the filing of our Form 10-KSB for the year ended December 31, 2004, we were unable to obtain an audit report on our financial Statements for the period covering August 10, 1998 (inception) to December 2002 from our predecessor auditors, Yohalem Gillman & Company, LLP. The Company had previously included such report in its prior filings, including its annual report on Form 10-KSB for the year ended December 31, 2003, as well as its registration statement, as amended, on Form SB-2 (SEC file No. 333-112784). The Company corresponded with the Securities and Exchange Commission regarding this issue and was advised by the Commission that they would not object to the Company presenting such information on an unaudited basis in its Form 10-KSB for the year ended December 31, 2004. As a result, all required development stage company financial statements and disclosures included in the Form 10-KSB, pursuant to SFAS 7, covering the cumulative period from August 10, 1998 (inception) through December 31, 2004 was provided on an unaudited basis.

No assurance can be given that the Company will Commission will not object in the future to the presentation of such information on an unaudited basis. Should such information be required to be presented in future filings on an audited basis, the failure to so provide such information may result in the Company failing to maintain its status as a current reporting issuer which could result in the Company's securities being delisted from the Over The Counter Bulletin Board and/or the imposition of fines, sanctions and/or penalties.

Our company and/or our President and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes-Oxley Act of 2002 in connection with loans made to the President and CEO.

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

Our auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2004 which states that, due to recurring losses from operations since inception of our company, there is substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2005 do not include any adjustments that might result from our inability to continue as a going concern. These adjustments could include additional liabilities and the impairment of certain assets. If we had adjusted our financial statements for these uncertainties, our operating results and financial condition would have been materially and adversely affected.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of March 31, 2005. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None.

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

                               POWERCHANNEL, INC.





Date:  June 6, 2005   By: /s/ Steven Lampert
                             -------------------------
                             Steven Lampert
                             Chairman and President