Form 10QSB
period 2005-06-30
POWERCHANNEL INC
filed 2005-08-23
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2005


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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2005: 26,669,829 shares of common stock outstanding, $0.01 par value.

ITEM 1. FINANCIAL INFORMATION

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Inventories                                                                   $        63,608
  Prepaid Expenses                                                                          350
  Prepaid Consulting Fees                                                                38,604
                                                                                ----------------

         Total Current Assets                                                           102,562

Property and Equipment, Net                                                              17,818
                                                                                ----------------

                                                                                $       120,380

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                               $      583,570
  Accrued Liabilities                                                                 1,170,691
  Convertible Notes Payable                                                              44,305
  Deposits Payable                                                                       70,000
  Loan Payable - Other                                                                   55,061
  Advances from Related Party                                                            54,087
                                                                                ----------------

         Total Current Liabilities                                                    1,977,714
                                                                                ----------------

Commitments and Contingencies

Minority Interest                                                                       631,877
                                                                                ----------------

Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                                           -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,669,829 Shares                                            266,698
  Additional Paid-In Capital                                                         15,156,341
  Common Stock to be Issued, 2,370,156 Shares                                         1,827,756
  Deferred Stock-Based Compensation                                                    (544,666)
  Accumulated Other Comprehensive Income                                                609,061
  Deficit Accumulated in the Development Stage                                      (19,804,401)
                                                                                ----------------

         Total Stockholders' Deficit                                                 (2,489,211)
                                                                                ----------------

                                                                                $       120,380
                                                                                ================


    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARES
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                                      For The Period
                                                                   For the Three                 For the Six             August 10,
                                                                    Months Ended                Months Ended                1998
                                                                       June 30,                     June 30,            (Inception)
                                                            ----------------------------  ---------------------------       To
                                                               2004             2005           2004          2005      June 30, 2005
                                                            -----------    -------------  -------------  ------------  -------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC             $         -    $          -   $          -   $         -   $  1,894,348
  Expenses Reimbursed Pursuant to License Agreement                   -               -              -             -     (1,884,348)
                                                            ------------   -------------  -------------  ------------  -------------
  Net License Income                                                  -               -              -             -         10,000
  Sales - Net (Returns of $84,420 for the Quarter Ended
    June 30, 2004)                                                    -         (39,134)         3,305       148,366        277,724
  Activation Fees                                                     -               -              -             -         15,525
                                                            ------------   -------------  -------------  ------------  -------------

         Total Revenues                                               -         (39,134)         3,305       148,366        303,249
                                                            ------------   -------------  -------------  ------------  -------------
Costs and Expenses:
  Cost of Sales                                                       -         (51,038)           260       136,462        167,709
  Write-Down of Inventories                                           -          21,593              -        21,593        510,706
  Selling, General and Administrative Expenses                  164,495         446,705        297,417       976,047      8,043,135
  Impairment Loss on Investment                                       -               -              -             -        573,887
  Settlement of Debt                                                  -               -              -             -        111,300
  Equity-Based Compensation                                     337,174       1,867,740        670,644     3,709,561      8,371,411
  Reversal of Equity Based Compensation Due to Cancellation
   and Nullification of Contract                                      -               -              -             -       (479,934)
                                                            ------------   -------------  -------------  ------------  -------------
        Total Costs and Expenses                                501,669       2,285,000        968,321      4,843,66     17,298,214
                                                            ------------   -------------  -------------  ------------  -------------
Loss Before Loss From Unconsolidated Affiliate
  and Other Income (Expense)                                   (501,669)     (2,324,134)      (965,016)   (4,695,297)   (16,994,965)
Loss from Unconsolidated Affiliate                                    -         (48,000)             -       (48,000)    (2,636,913)

Minority Interest in Net Loss of Subsidiary                       1,480               -          1,480             -          7,135

Interest Expense                                                 (1,994)        (12,122)        (4,011)      (16,164)      (179,658)
                                                            ------------   -------------  -------------  ------------  -------------
Net Loss                                                    $  (502,183)   $ (2,384,256)  $   (967,547)  $(4,759,461)  $(19,804,401)
                                                            ============   =============  =============  ============  =============
Basic and Diluted Net Loss Per Share                        $      (.02)   $       (.09)  $       (.04)  $      (.19)
                                                            ============   =============  =============  ============
Weighted Average Shares Outstanding - Basic and Diluted      26,669,829      26,165,818     26,669,829    24,531,674
                                                            ============   =============  =============  ============
Pro-Forma Net Loss Per Share (Basic and Diluted)            $      (.02)   $       (.08)  $       (.03)  $      (.18)
                                                            ============   =============  =============  ============
Pro-Forma Weighted Average Shares Outstanding
 (Basic and Diluted)                                         29,039,985      28,478,011     29,039,985    26,467,248
                                                            ============   =============  =============  ============


    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Six          For The Period
                                                                             Months Ended         August 10, 1998
                                                                               June 30,              (Inception)
                                                                   -----------------------------        To
                                                                       2005              2004      June 30, 2005
                                                                   ------------    -------------   -------------
Cash Flow From Operating Activities:
  Net Loss                                                        $   (967,547)    $ (4,759,461)   $(19,804,401)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                --               --         280,000
      Equity-Based Compensation                                        670,644        3,709,561       7,990,929
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                 --               --         111,300
      Loss on Investment in PowerChannel Europe PLC                         --           48,000       2,328,587
      Minority Interest in Net Loss of Subsidiary                       (1,480)              --          (7,135)
      Reserve for Bad Debts                                                 --           68,376         110,831
      Loss on Asset Disposal                                                --               --          20,456
      Write-Down of Inventories                                             --           21,593         510,706
      Depreciation                                                       4,257            9,756         108,616
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                          --               --         573,884
      Change in Current Operating Assets and Liabilities:
        (Increase) in Accounts Receivable                                   --         (136,751)       (110,831)
        (Increase) Decrease in Inventories                                 261           93,094        (574,314)
        (Increase) Decrease in Prepaid Expenses                         55,033         (120,281)        (38,954)
        (Increase) in Other Assets                                          --          (43,991)             --
        Increase (Decrease) in Due to PowerChannel Europe PLC,
          Relating to Operations                                            --          (10,000)        639,632
        Increase (Decrease) in Accounts Payable and Accrued
                Liabilities                                            121,174         (111,435)
                                                                                                      1,489,842
        Increase in Deposits Payable                                        --               --
                                                                                                         45,000
        Other                                                               --               --          13,509
                                                                   ------------    -------------   -------------


Net Cash (Used) in Operating Activities                               (117,658)      (1,231,539)     (6,312,343)
                                                                   ------------    -------------   -------------

Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                        --          (25,116)       (146,890)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                   --          (56,607)        (16,851)
  Advances to Related Party                                                 --           43,300         (64,935)
  Repayments for Advances to Related Parties                                --               --          64,935
  Loans to Related Party                                                    --               --        (278,027)
  Repayments from Loans to Related Parties                                  --               --         278,027
  Payments for PCE Stock                                                    --          (40,000)        (40,000)
                                                                   ------------    -------------   -------------

Net Cash (Used) in Investing Activities                                     --          (78,423)       (203,741)
                                                                   ------------    -------------   -------------


    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                          For the Six             For The Period
                                                                          Months Ended            August 10, 1998
                                                                             June 30,               (Inception)
                                                                   ----------------------------         To
                                                                     2005               2004       June 30, 2005
                                                                   ------------    -------------   -------------
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                                    --        2,187,500       3,832,864
  Fees Paid on Sale of Common Stock                                         --         (265,000)       (275,000)
  Loans and Advances from Related Parties                               55,422               --       2,828,496
  Advances to Related Party                                                 --               --         (56,607)
  Proceeds of Subscription Receivable                                       --          300,000              --
  Repayments of Advances to Related Party                                   --               --          43,300
  Repayments of Loans and Advances from Related Parties                 (1,335)              --          (1,335)
  Proceeds from Note Payable                                                --               --         112,000
  Proceeds from Convertible Notes                                           --               --         280,000
  Proceeds from Deposits Payable                                            --           25,000          25,000
  Proceeds from Loan Payable                                            55,061               --          55,061
  Payments of Convertible Notes                                             --         (215,695)       (215,695)
  Payment of Note Payable                                                   --         (112,000)       (112,000)
                                                                   ------------    -------------   -------------

Net Cash Provided By Financing Activities                              109,148        1,919,805       6,516,084
                                                                   ------------    -------------   -------------

Net Increase (Decrease) in Cash                                         (8,510)         609,843              --

Cash - Beginning of Period                                               8,510           25,265              --
                                                                   ------------    -------------   -------------

Cash - End of Period                                               $        --     $    635,108    $         --
                                                                   ============    =============   =============
Supplemental Cash Flow Information:
  Cash Paid For Interest                                           $        --     $     91,360    $     94,753
                                                                   ============    =============   =============

  Cash Paid For Income Taxes                                       $        --     $         --    $         --
                                                                   ============    =============   =============
Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                          $        --     $         --    $     10,500
                                                                   ============    =============   =============
  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                  $        --     $         --    $     25,200
                                                                   ============    =============   =============

Deferred Stock-Based Compensation                                  $        --     $  3,773,611    $  7,280,243
                                                                   ============    =============   =============

Issuance of Common Stock for Deferred Offering Costs               $        --     $         --    $     14,000
                                                                   ============    =============   =============

Write-Off of Subscription Receivable                               $        --     $         --    $     50,575
                                                                   ============    =============   =============

Issuance of 250,000 Shares of Common Stock as Payment
  for Accrued Salaries - Related Parties                           $        --     $    205,000    $    205,000
                                                                   ============    =============   =============
Issuance of 228,122 Shares of Common Stock as Payment
  for Accrued Salaries and Fees                                    $        --     $    187,060    $    187,060
                                                                   ============    =============   =============
Repayment of Advances to Related Party by Applying Accrued
  Salaries                                                         $        --     $     13,307    $     13,307
                                                                   ============    =============   =============

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                                                             For The Period
                                                                 For the Six Months Ended    August 10, 1998
                                                                        June 30,              (Inception)
                                                              ------------------------------        To
                                                                 2005               2004      June 30, 2005
                                                              ------------   ---------------   ----------

Issuance of 120,000 Shares of Common Stock as Payment for
  Accrued Liabilities                                          $        --   $     75,600   $     75,600
                                                              ============   ============   ============

Issuance of 286,687 Shares of Common Stock as Consideration
  for Purchase of PCE Shares from Related Parties              $        --   $     77,455   $     77,455
                                                              ============   ============   ============

Cancellation of 286,687 Shares of Common Stock by
  Related Parties                                              $        --   $      2,869   $      2,869
                                                              ============   ============   ============

Additional Paid-In Capital Arising from Acquisition of PCE    $         --   $  2,715,234   $  1,407,300
                                                              ============   ============   ============

Payable on Purchase of PCE Stock                              $         --   $     14,898   $     14,898
                                                              ============   ============   ============

Penalties Accrued and Charged Against Additional Paid-In
  Capital Pursuant to Private Placement                       $         --   $         --   $    298,500
                                                              ============   ============   ============

Minority Interest                                             $         --   $         --   $    639,012
                                                              ============   ============   ============


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


NOTE 2 - Property and Equipment

     Property and equipment consists of the following:

           Office Equipment                          $     85,949
           Furniture and Fixtures                          26,622
           Leasehold Improvements                           8,000
                                                     -------------
                                                          120,571
           Less:  Accumulated Depreciation                102,753
                                                     -------------
                                                     $     17,818

     Depreciation expense amounted to $4,257 and $9,756 for the six months ended June 30, 2005 and 2004, respectively.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - Related Party Transactions

     Employment Agreement

     The Company has extended its employment agreement with its President and Chief Executive Officer for an additional year through February 10, 2006. Annual base salary amounts to $260,000 under this agreement.

     Advances from Related Party

     Advances from related party represents funds advanced to the Company by its President and Chief Executive Officer. Such advances are non-interest bearing and have no specific repayment terms.

     Accrued Liabilities

     Included in accrued liabilities are accrued wages owed to the Company's President and Chief Executive Officer in the amount of approximately $92,000.


NOTE 4 - Commitments and Contingencies

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


NOTE 4 - Commitments and Contingencies (Continued)

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

     Lack of Insurance

     The Company, at June 30, 2005, did not maintain any liability insurance, workers' compensation, or other forms of general insurance. Although the Company is not aware of any claims resulting from absence of coverage, there is no assurance that none exist.

     Accrued Liabilities

     Included in accrued liabilities at June 30, 2005 are payroll taxes payable of approximately $199,000 of which approximately $150,000 are under federal tax liens. Such liens can result in enforcement action by the Federal government to satisfy those liens.

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

Results of Operations

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Revenues

During the six months ended June 30, 2005 we had sales of $3,305. During the six months ended June 30, 2004, we had sales of $148,366. The reason for the decrease in the revenues was the result of a decrease in marketing activities.


Costs and Expenses


Cost and expenses incurred for the six months ended June 30, 2005, aggregated $968,321 as compared to $4,843,663 for the six months ended June 30, 2004. Cost and expenses decreased by $3,875,342 for the six months ended June 30, 2005 when compared to the comparable period of the prior year. This decrease resulted from the following:

     o A decrease in the cost of sales of $136,202 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004;

     o selling, general and administrative expenses for the six months ended June 30, 2005 was $297,417, as compared to $976,047 during the six months ended June 30, 2004, which represents a decrease of $669,630; and

     o the Company recognized stock based compensations in the amount of $670,644 during the six months ended June 30, 2005 as compared to $3,709,561 during the six months ended June 30, 2004 or a decrease of $3,038,917

Net Loss

The net loss was $967,547 for the six months ended June 30, 2005, as compared to a net loss of $4,759,461 for the six months ended June 30, 2004. The net loss decreased by $3,791,914 from the previous period primarily as a result of the reasons set forth above.

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Revenues

During the quarter ended June 30, 2005 we had no sales. During the quarter ended June 30, 2004 we had no sales and sales returns of approximately $39,134, resulting in net negative sales of approximately $39,134. The reason for the generation of net negative sales was the return of a majority of our set-top terminals previously delivered to ISS-LG, Inc. for sale in Puerto Rico. Revenues from the sale of the Company's set-top boxes are recognized at the time of shipment to the customer. As a result, the revenues were booked upon shipment of the set top boxes to ISS-LG, Inc., which were subsequently returned. Access fees are deferred and amortized over the life of the subscription.

Costs and Expenses

Cost and expenses incurred for the three months ended June 30, 2005, aggregated $501,669 as compared to $2,285,000 for the three months ended June 30, 2004. Cost and expenses decreased by $1,783,331 for the three months ended June 30, 2005 when compared to the comparable period of the prior year. This decrease resulted from a descrease in selling, general and administrative expenses and equity based compensation.

Net Loss

The net loss was $502,183 for the three months ended June 30, 2005, as compared to a net loss of $2,384,256 for the three months ended June 30, 2004. The net loss decreased by $1,882,073 from the previous period primarily as a result of the reasons set forth above.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the three months ending June 30, 2005.

Liquidity and Capital Resources

Financial Condition

The Company has generated minimal revenue to date and has financed its operations through sales of its common stock and debt. The future success of the Company depends upon its ability to raise additional financing, generate greater revenue, and exit the development stage. There is no guarantee that the Company will be able to do so.

At June 30, 2005, the Company had total current assets of $102,562 and total current liabilities of $1,977,714 resulting in a working capital deficit of $1,875,152. In addition, the Company had a stockholders deficit of $2,489,211 at June 30, 2005.

The Company is a development stage company that has a working capital deficit at June 30, 2005 of $1,875,152 and for the period August 10, 1998 (inception) to June 30, 2005 has incurred net losses aggregating $19,804,401. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to alleviation of the going concern issues include establishment of strategic partnerships with key suppliers and customers, the raising of capital by the sale of shares of common stock in the Company, and through potential operating revenues stemming from the sale of set-top boxes and internet access. Continuation of the Company is dependent on the following:

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

Since the merger in July 2003 through June 2005, our investors have provided funding, net of expenses, of approximately $2,338,000 in cash, and various parties have provided services valued at approximately $7,891,000, in consideration for the issuance of securities issued or to be issued. The Company needs to raise an additional $2,000,000 during the next 12 months to effectively institute its business plan to market and distribute its products. The Company is currently negotiating debt and/or equity financing arrangements to provide an alternative source for its future capital needs. However, there can be no assurance that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

Accounts Receivable

Management determines the allowance for bad debts based on known troubled accounts, historical experience, and other currently available evidence. The Company has an allowance for bad debts of $110,831 at June 30, 2005.

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

Pro-forma weighted average shares outstanding includes the pro-forma issuance of 2,370,156 and 2,315,531 common shares at June 30, 2005 and June 30, 2004, respectively, reserved to be issued pending potential litigation (see Note 11 to Consolidated Financial Statements).

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

For the six months ended June 30, 2005 we incurred losses of $967,547. We have not had sales during the six months ended June 30, 2005. During the three months ended March 31, 2005 we had net sales of $3,177. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of June 30, 2005. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security None Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits

Exhibit
Number             Description
------- ------------------------------------------------------------------------
31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2004.

                               POWERCHANNEL, INC.





Date:  August 22, 2005                By: /s/ Steven Lampert
                                      -------------------------
                                      Steven Lampert
                                      Chairman, President,
                                      Principal Executive
                                      Officer, Principal
                                      Financial/Accounting
                                      Officer