Form 10QSB
period 2005-09-30
POWERCHANNEL INC
filed 2005-12-22
CIK 894049

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2005

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 21, 2005: 26,669,829 shares of common stock outstanding, $0.01 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X ] No [ ]

ITEM 1. FINANCIAL INFORMATION

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets:
  Prepaid Consulting Fees                                       $        11,073
                                                                ----------------
         Total Current Assets                                            11,073

Property and Equipment, Net                                              15,690
                                                                ----------------
                                                                $        26,763
                                                                ================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current Liabilities:
  Accounts Payable                                              $       583,570
  Accrued Liabilities                                                 1,091,093
  Convertible Notes Payable                                              44,305
  Deposits Payable                                                       70,000
  Loan Payable - Other                                                   55,061
                                                                ----------------
         Total Current Liabilities                                    1,844,029
                                                                ----------------
Commitments and Contingencies

Minority Interest                                                       630,398
                                                                ----------------
Stockholders' Deficit:
  Preferred Stock, Par Value $.01; Authorized 5,000,000 Shares,
    Issued and Outstanding 0 Shares                                           -
  Common Stock, Par Value $.01; Authorized 95,000,000 Shares,
    Issued and Outstanding 26,669,829 Shares                            266,698
  Additional Paid-In Capital                                         15,318,452
  Common Stock to be Issued, 2,370,156 Shares                         1,827,756
  Deferred Stock-Based Compensation                                    (203,787)
  Accumulated Other Comprehensive Income                                609,061
  Deficit Accumulated in the Development Stage                      (20,265,844)
                                                                ----------------
         Total Stockholders' Deficit                                 (2,447,664)
                                                                ----------------
                                                                $        26,763
                                                                ================

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                                                   For The Period
                                                                    For the Three            For the Nine          August 10, 1998
                                                                    Months Ended             Months Ended            (Inception)
                                                                     September 30,           September 30,               To
                                                              ------------------------  -----------------------     September 30,
                                                                 2005           2004       2005          2004           2005
                                                              -----------   ----------  ----------   ----------    ---------------
Revenues:
  Gross License Fees - PowerChannel Europe, PLC               $        -    $       -           -    $       -     $    1,894,348
  Expenses Reimbursed Pursuant to License Agreement                    -            -           -            -         (1,884,348)
                                                              -----------   ----------  ----------   ----------    ---------------
  Net License Income                                                   -            -           -            -             10,000
  Sales - Net (Returns of $84,420 for the Quarter Ended
    June 30, 2004)                                                     -       37,500       3,305      185,866            277,724
  Activation Fees                                                      -            -           -            -             15,525
                                                              -----------   ----------  ----------   ----------    ---------------

         Total Revenues                                                -       37,500       3,305      185,866            303,249
                                                              -----------   ----------  ----------   ----------    ---------------
Costs and Expenses:
  Cost of Sales                                                        -       15,000         260      151,462            167,709
  Write-Down of Inventories                                       63,608            -      63,608       21,593            574,314
  Selling, General and Administrative Expenses                    56,441      467,408     353,858    1,443,455          8,099,576
  Impairment Loss on Investment                                        -            -           -            -            573,887
  Settlement of Debt                                                   -            -           -            -            111,300
  Equity-Based Compensation                                      340,879      982,969   1,011,523    4,692,530          8,712,290
  Reversal of Equity Based Compensation Due to Cancellation and
    Nullification of Contract                                          -            -           -            -           (479,934)
                                                              -----------   ----------  ----------   ----------    ---------------

        Total Costs and Expenses                                 460,928    1,465,377   1,429,249    6,309,040         17,759,142
                                                              -----------   ----------  ----------   ----------    ---------------

Loss Before Loss From Unconsolidated Affiliate
  and Other Income (Expense)                                    (460,928)  (1,427,877) (1,425,944)  (6,123,174)       (17,455,893)

Loss from Unconsolidated Affiliate                                     -            -           -      (48,000)        (2,636,913)

Minority Interest in Net Loss of Subsidiary                        1,479            -       2,959            -              8,614

Interest Expense                                                  (1,994)      (1,994)     (6,005)     (18,158)          (181,652)
                                                              ----------- ------------ ----------- ------------    ---------------

Net Loss                                                      $ (461,443) $(1,429,871)$(1,428,990) $(6,189,332)      $(20,265,844)
                                                              =========== ============ =========== ============    ===============
Basic and Diluted Net Loss Per Share                          $     (.02) $      (.05) $    ( .05) $     ( .24)
                                                              =========== ============ =========== ============
Weighted Average Shares Outstanding - Basic and Diluted       26,669,829   26,669,829  26,669,829   25,288,737
                                                              =========== ============ =========== ============
Pro-Forma Net Loss Per Share (Basic and Diluted)              $     (.02) $      (.05) $     (.03) $      (.23)
                                                              =========== ============ =========== ============
Pro-Forma Weighted Average Shares
  Outstanding (Basic and Diluted)                             29,039,985   29,039,985  29,039,985   27,456,422
                                                              =========== ============ =========== ============

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Nine               For The Period
                                                                             Months Ended               August 10, 1998
                                                                             September 30,                (Inception)
                                                                   ------------------------------             To
                                                                         2005           2004         September 30, 2005
                                                                   --------------  --------------    -------------------
Cash Flow From Operating Activities:
  Net Loss                                                         $  (1,428,990)  $  (6,189,332)    $      (20,265,844)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
      Intrinsic Value of Beneficial Conversion Feature
        of Convertible Notes                                                   -               -                280,000
      Equity-Based Compensation                                        1,011,523       4,692,530              8,331,808
      Expense Recorded on Issuance of Common Stock
        for Debt Settlement                                                    -               -                111,300
      Loss on Investment in PowerChannel Europe PLC                            -          48,000              2,328,587
      Minority Interest in Net Loss of Subsidiary                         (2,959)              -                 (8,614)
      Reserve for Bad Debts                                                    -          68,376                110,831
      Loss on Asset Disposal                                                   -               -                 20,456
      Write-Down of Inventories                                           63,608          21,593                574,314
      Depreciation                                                         6,385          16,411                110,744
      Impairment Loss on Investment in PowerChannel
        Europe PLC                                                             -               -                573,884
      Change in Current Operating Assets and Liabilities:
        (Increase) in Accounts Receivable                                      -        (129,831)              (110,831)
        (Increase) Decrease in Inventories                                   261         108,594               (574,314)
        (Increase) Decrease in Prepaid Expenses                           82,914        (116,311)               (11,073)
        (Increase) in Other Assets                                             -         (16,459)                     -
        Increase (Decrease) in Due to PowerChannel Europe PLC,
          Relating to Operations                                               -         (10,000)               639,632
        Increase (Decrease) in Accounts Payable and Accrued
                Liabilities                                              133,884        (106,320)             1,502,552
        Increase in Deposits Payable                                           -               -                 45,000
        Other                                                                  -               -                 13,509
                                                                   --------------  --------------    -------------------
Net Cash (Used) in Operating Activities                                 (133,374)     (1,612,749)            (6,328,059)
                                                                   --------------  --------------    -------------------
Cash Flow From Investing Activities:
  Purchase of Property and Equipment                                           -         (25,116)              (146,890)
  Net Liabilities Acquired in Reverse Merger, Net of Cash                      -               -                (16,851)
  Advances to Related Party                                                    -         (56,607)               (64,935)
  Repayments for Advances to Related Parties                                   -          43,300                 64,935
  Loans to Related Party                                                       -               -               (278,027)
  Repayments from Loans to Related Parties                                     -               -                278,027
  Payments for PCE Stock                                                       -         (40,000)               (40,000)
                                                                   --------------  --------------    -------------------
Net Cash (Used) in Investing Activities                                        -         (78,423)              (203,741)
                                                                   --------------  --------------    -------------------

The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                             For the Nine             For The Period
                                                                             Months Ended             August 10, 1998
                                                                             September 30,              (Inception)
                                                                   ------------------------------            To
                                                                       2005             2004         September 30, 2005
                                                                   --------------  --------------    -------------------
Cash Flow From Financing Activities:
  Proceeds from Issuance of Common Stock                                       -       2,187,500              3,832,864
  Fees Paid on Sale of Common Stock                                            -        (265,000)              (275,000)
  Loans and Advances from Related Parties                                 71,138               -              2,844,212
  Advances to Related Party                                                    -               -                (56,607)
  Proceeds of Subscription Receivable                                          -         300,000                      -
  Repayments of Advances to Related Party                                      -               -                 43,300
  Repayments of Loans and Advances from Related Parties                   (1,335)              -                 (1,335)
  Proceeds from Note Payable                                                   -               -                112,000
  Proceeds from Convertible Notes                                              -               -                280,000
  Proceeds from Deposits Payable                                               -          25,000                 25,000
  Proceeds from Loan Payable                                              55,061               -                 55,061
  Payments of Convertible Notes                                                -        (215,695)              (215,695)
  Payment of Note Payable                                                      -        (112,000)              (112,000)
                                                                   --------------  --------------    -------------------
Net Cash Provided By Financing Activities                                124,864       1,919,805              6,531,800
                                                                   --------------  --------------    -------------------
Net Increase (Decrease) in Cash                                           (8,510)        228,633                      -

Cash - Beginning of Period                                                 8,510          25,265                      -
                                                                   --------------  --------------    -------------------
Cash - End of Period                                               $           -   $     253,898     $                -
                                                                   ==============  ==============    ===================
Supplemental Cash Flow Information:
  Cash Paid For Interest                                           $           -   $      94,753     $           94,753
                                                                   ==============  ==============    ===================
  Cash Paid For Income Taxes                                       $           -   $           -     $                -
                                                                   ==============  ==============    ===================
Non-Cash Financing Activities:
  Issuances of Common Stock as Fees for
    Sales of Common Stock                                          $           -   $           -     $           10,500
                                                                   ==============  ==============    ===================
  Issuance of Common Stock on Settlement of
    Convertible Note Payable and Accrued Interest                  $           -   $           -     $           25,200
                                                                   ==============  ==============    ===================
Deferred Stock-Based Compensation                                  $           -   $   3,783,559     $        7,280,243
                                                                   ==============  ==============    ===================
Issuance of Common Stock for Deferred Offering Costs               $           -   $           -     $           14,000
                                                                   ==============  ==============    ===================
Write-Off of Subscription Receivable                               $           -   $           -     $           50,575
                                                                   ==============  ==============    ===================
Issuance of 250,000 Shares of Common Stock as Payment
  for Accrued Salaries - Related Parties                           $           -   $     205,000     $          205,000
                                                                   ==============  ==============    ===================
Issuance of 228,122 Shares of Common Stock as Payment
  for Accrued Salaries and Fees                                    $           -   $     187,060     $          187,060
                                                                   ==============  ==============    ===================
Repayment of Advances to Related Party by Applying Accrued
  Salaries                                                         $           -   $      13,307     $           13,307
                                                                   ==============  ==============    ===================

    The accompanying notes are an integral part of the financial statements.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                                       For The Period
                                                                      For the Nine Months Ended        August 10, 1998
                                                                            September 30,                (Inception)
                                                                   ------------------------------            To
                                                                      2005              2004         September 30, 2005
                                                                   --------------  --------------    -------------------
Issuance of 120,000 Shares of Common Stock as Payment for
  Accrued Liabilities                                              $           -   $      75,600     $           75,600
                                                                   ==============  ==============    ===================
Issuance of 286,687 Shares of Common Stock as Consideration
  for Purchase of PCE Shares from Related Parties                  $           -   $      77,455     $           77,455
                                                                   ==============  ==============    ===================
Cancellation of 286,687 Shares of Common Stock by
  Related Parties                                                  $           -   $       2,869     $            2,869
                                                                   ==============  ==============    ===================
Additional Paid-In Capital Arising from Acquisition of PCE         $           -   $   2,715,234     $        1,407,300
                                                                   ==============  ==============    ===================
Payable on Purchase of PCE Stock                                   $           -   $      14,898     $           14,898
                                                                   ==============  ==============    ===================
Penalties Accrued and Charged Against Additional Paid-In
  Capital Pursuant to Private Placement                            $           -   $     199,000     $          298,500
                                                                   ==============  ==============    ===================
Minority Interest                                                  $           -   $   1,176,543     $          639,012
                                                                   ==============  ==============    ===================
Conversion of Related Party Loans Payable into Contributed
  Additional Paid-In Capital                                       $      69,803   $           -     $           69,803
                                                                   ==============  ==============    ===================
Conversion of Related Party Accrued Wages into Contributed
  Additional Paid-In Capital                                       $      92,308   $           -     $           92,308
                                                                   ==============  ==============    ===================

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

         We have ceased our operations relating to the provision of low-cost access to the Internet. We will attempt to locate and negotiate with a business entity for the merger of that target business into our Company. In certain instances, a target business may wish to become a subsidiary of our Company or may wish to contribute assets to our Company rather than merge. No assurances can be given that our Company will be successful in locating or negotiating with any target business. If we are unsuccessful in merging or acquiring the assets of a business entity we may cease all operations and all shareholders will lose their investment in our stock.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - Property and Equipment
         ----------------------

         Property and equipment consists of the following:

             Office Equipment                            $   85,949
             Furniture and Fixtures                          26,622
             Leasehold Improvements                           8,000
                                                         ----------
                                                            120,571
             Less:  Accumulated Depreciation                104,881
                                                         ----------
                                                         $   15,690
                                                         ==========

         Depreciation expense amounted to $6,385 and $16,411 for the nine months ended September 30, 2005 and 2004, respectively.


NOTE 3 - Related Party Transactions
         --------------------------

         Employment Agreement
         --------------------

         In February 2005, the Company extended its employment agreement with its President and Chief Executive Officer for an additional year through February 10, 2006. Effective as of July 1, 2005, pursuant to a settlement agreement, this employment agreement was terminated. Compensation expense for the nine months ended September 30, 2005 and September 30, 2004 was approximately $80,000 and $166,000, respectively.

         Advances from Related Party
         ---------------------------

         Advances from related party represented funds advanced to the Company by its President and Chief Executive Officer. Such advances were non-interest bearing and had no specific repayment terms. At September 30, 2005 advances of approximately $70,000 were converted into contributed additional paid-in capital pursuant to a settlement agreement.

         Accrued Liabilities
         -------------------

         Included in accrued liabilities were accrued wages owed to the Company's President and Chief Executive Officer in the amount of approximately $92,000. At September 30, 2005 such accrued wages were converted to contributed additional paid-in capital pursuant to a settlement agreement.


NOTE 4 - Write-Down of Inventories
         -------------------------

         The Company has recognized a loss of $63,608 during the nine months ended September 30, 2005 related to the write-down of its inventories to a net realizable value of $0.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - Commitments and Contingencies
         -----------------------------

         Litigation
         ----------

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

         In December 2005, the Company received a Final Judgment against the Company in the Miami-Dade County, Florida County Court in the amount of $13,277. Such amount is included in accrued liabilities at September 30, 2005.

         Antidilution Agreement
         ----------------------

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

         Lack of Insurance
         -----------------

         The Company, at September 30, 2005, did not maintain any liability insurance, workers' compensation, or other forms of general insurance. Although the Company is not aware of any claims resulting from absence of coverage, there is no assurance that none exist.

         Accrued Liabilities
         -------------------

         Included in accrued liabilities at September 30, 2005 are payroll taxes payable of approximately $202,000 of which approximately $150,000 are under federal tax liens. Such liens can result in enforcement action by the Federal government to satisfy those liens.

                       POWERCHANNEL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - Commitments and Contingencies (Continued)
         -----------------------------------------

         Settlement Agreement
         --------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS SUMMARY

We have ceased our operations relating to the provision of low-cost access to the Internet. We will attempt to locate and negotiate with a business entity
for the merger of that target business into our company.   In certain instances,
a target business may wish to become a subsidiary of our company or may wish to
contribute assets to our company rather than merge.   No assurances can be given
that our company will be successful in locating or negotiating with any target business. If we are unsuccessful in merging or acquiring the assets of a business entity we may cease all operations and all shareholders will lose their investment in our stock.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

During the nine months ended September 30, 2005 we had no sales. During the nine months ended September 30, 2004, we had sales of $185,866, which is net of returns of $84,420. The reason for the decrease in revenues was the cessation of operations due to the lack of funding.

COSTS  AND  EXPENSES

Cost and expenses incurred for the nine months ended September 30, 2004, aggregated $6,309,040 as compared to $1,429,249 for the nine months ended September 30, 2005. Cost and expenses decreased by $4,879,791 for the nine months ended September 30, 2005 when compared to the comparable period of the prior year. This decrease resulted from the following:

- Cost of sales of $151,462 during the nine months ended September 30, 2004 as compared to $260 for the nine months ended September 30, 2005;
- write down of inventories of $21,593 during the nine months ended September 30, 2004 as compared to $63,608 for the nine months ended
     September 30, 2005, thereby reflecting a net relizable value of $0 as of September 30, 2005;
- selling, general and administrative expenses for the nine months ended September 30, 2004 of $1,443,455, as compared to $353,858 during the nine months ended September 30, 2005; and
- stock based compensation in the amount of $4,692,530 during the nine months ended September 30, 2004 as compared to $1,011,523 during the nine months ended September 30, 2005.

NET  LOSS

The net loss was $6,189,332 for the nine months ended September 30, 2004, as compared to a net loss of $1,428,990 for the nine months ended September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements for the three months ending September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

FINANCIAL  CONDITION

We generated no revenue during the nine months ended September 30, 2005. Accordingly, we have ceased operations.

At September 30, 2005, we had total current assets of $11,073 and total current liabilities of $1,844,029 resulting in a working capital deficit of $1,832,956. In addition, we had a stockholders deficit of $2,447,664 at September 30, 2005.

The Company is a development stage company that has a working capital deficit at September 30, 2005 of $1,832,956 and for the period August 10, 1998 (inception) to September 30, 2005 has incurred net losses aggregating $20,265,844. These factors raise substantial doubt about the Company's ability to continue as a going concern.

CAPITAL RESOURCES

We currently do not have any agreements or arrangements for financing. In December 2005, we entered into an Agreement of Settlement with Steven Lampert, an executive officer and director of the Company, pursuant to which Mr. Lampert agreed to convert an aggregate amount of $162,111 of accrued wages and loans payable into contributed additional paid in capital.

Since the merger in July 2003 through September 2005, our investors have provided funding, net of expenses, of approximately $2,338,000 in cash, and various parties have provided services valued at approximately $7,891,000, in consideration for the issuance of securities issued or to be issued.

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

Accounts  Receivable
--------------------

Management determines the allowance for bad debts based on known troubled accounts, historical experience, and other currently available evidence. The Company has an allowance for bad debts of $110,831 at September 30, 2005.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of cash, accounts payable, notes payable and other current liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes
------------

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

Stock-Based  Compensation
-------------------------

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

Basic  and  Diluted  Earnings  (Loss)  Per  Share
-------------------------------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted net loss per share is the same as that of basic net loss per share.

Pro-forma weighted average shares outstanding includes the pro-forma issuance of 2,370,156 and 2,315,531 common shares at September 30, 2005 and September 30, 2004, respectively, reserved to be issued pending potential litigation (see Note 11 to Consolidated Financial Statements).

Use  of  Estimates
------------------

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

Recent  Accounting  Pronouncements
----------------------------------

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO MERGE WITH A NEW BUSINESS, OUR STOCKHOLDERS WILL LOSE THEIR ENTIRE INVESTMENT

Due to the cessation in business activity associated with our Intenet access business, we will attempt to locate and negotiate with a business entity for the merger of that target business into our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. No assurances can be given that our company will be successful in locating or negotiating with any target business. If we are unsuccessful in merging or acquiring the assets of a business entity we may cease all operations and all shareholders will lose their investment in our stock.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

For the nine months ended September 30, 2005 we incurred losses of $1,428,990 and $20,265,844 since inception. We have not had sales during the nine months ended September 30, 2005. We have not yet achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future as we fund acquisitions, operating and capital expenditures in areas such as establishment and expansion of markets, sales and marketing, operating equipment and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

In addition, any subsequent sale of the shares issuable upon conversion of the notes, may have violated Rule 144 if the consultant sold the shares under Rule 144 and relied upon the holding period of the initial note holder to qualify for such sale. As we have settled with the consultant, we do not plan to offer rescission at this time. We are currently unable to determine the amount of damages, if any, that it may incur as a result of this issuance, which include, but are not limited to, damages that may result from the following

- subsequent third party purchaser(s) of the shares that were resold by the consultant and its assignees upon conversion of the Series A Notes, and/or

- other existing shareholders of our Company that may make a claim, on a derivative basis, that these transactions and the shares issued, may have resulted in a dilution of the value of their shareholdings.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person's account for transactions in penny stocks; and
- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and
- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and
- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

               PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except for the following, we are currently not a party to any material legal proceedings.

- In October 2003, a stockholder alleging investment fraud filed a claim in the Civil Court of the City of New York seeking damages in the amount of approximately $50,000;

- In April 2003, a stockholder alleging investment fraud filed a claim in the Supreme Court of Nassau County seeking damages in the amount of $25,000 plus interest. The plaintiff has withdrawn his claim but may commence this action at a future point in time;

- In December 2004, a stockholder alleging investment fraud filed a claim in the Supreme Court of the State of New York, County of New York seeking damages in the amount of approximately $100,000;

- On July 20, 2004, the Company filed a complaint In the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against Knightsbridge Holdings, LLC, Advantage Fund I, LLC, Triple Crown Consulting Co., Phoenix Capital Partners, LLC, Churchill Investments, Inc., Alyce B. Schreiber, Robert Press, Benjamin Kaplan, Newbridge Securities Corporation and Anslow & Jacklin, LLP, the Company's former attorneys. The Company is seeking relief deemed appropriate by the court and to establish a constructive trust over all securities held by the defendants and all proceeds from the sale of such securities. The Company is also seeking to rescind the Letter Agreement entered with Knightsbridge Holdings, LLC. In its complaint, the Company alleged fraudulent inducement, breach of contract, conspiracy and breach of fiduciary duty.

- In July 2004 the Company received a Notice of Motion seeking a default judgment and attorneys' fees in connection with a complaint filed by AKW Holdings, LLC against the Company in the Supreme Court of the State of New York - County of Rockland. AKW Holdings, LLC is seeking unpaid rents of approximately $160,000 and attorneys' fees and interest. On April 19, 2005 an order and judgment was filed in the Supreme Court of the State of New York - County of Rockland against the Company in the amount of $199,676. The Company believes this judgment is baseless and without merit and intends to vigorously defend this lawsuit.

- In December 2005, the Company received a Final Judgment against the Company in the Miami-Dade County, Florida County Court in the amount of $13,276.53.

Management believes that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.


ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY NONE HOLDERS.

None

ITEM 5. OTHER INFORMATION.

In December 2005, we entered into an Agreement of Settlement with Steven Lampert, an executive officer and director of the Company, pursuant to which Mr. Lampert agreed to convert an aggregate amount of $162,111 of accrued wages and loans payable into contributed additional paid in capital. Mr. Lampert also agreed to terminate his employment agreement.

ITEM 6. EXHIBITS

Exhibit Number          Description
--------------          -----------

10.1 Agreement of Settlement entered by and between the Company and Steven Lampert

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 21, 2005.

                               POWERCHANNEL, INC.



                 Date: December 21, 2005 By: /s/ Steven Lampert
                                             -------------------------
                                             Steven Lampert
                                             Chairman, CEO, CFO and
                                             President